Form 10-Q
period 1996-09-30
INTERNATIONAL NETWORK SERVICES
filed 1996-11-13
CIK 889085

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
               (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ___________________

                        Commission File Number: 0-21131
                                                --------


                         INTERNATIONAL NETWORK SERVICES
             (Exact name of registrant as specified in its charter)


       California                          77- 0289509
-----------------------------         --------------------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)         Identification No.)


                 1213 Innsbruck Drive, Sunnyvale, CA      94089
              (Address of principal executive offices)  (zip code)

      Registrant's telephone number, including area code:  (408) 542-0100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]    No [X]

The number of shares outstanding of the registrant's Common Stock as of October 31, 1996 was 31,418,811.

                        INTERNATIONAL NETWORK SERVICES

                                     INDEX

                        PART I -- FINANCIAL INFORMATION
                                                                          Page No.
Item 1.    Condensed Financial Statements

           Condensed Balance Sheets
             as of September 30, 1996 (unaudited) and June 30, 1996           2

           Condensed Statements of Operations (unaudited)
             for the three month periods ended September 30, 1996 and 1995    3

           Condensed Statements of Cash Flows (unaudited)
             for the three months periods ended September 30, 1996 and 1995   4

           Notes to Condensed Financial Statements                            5


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                7


                        PART II  -- OTHER INFORMATION

Items 1-3. Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders               13

Item 5.    Not applicable

Item 6.    Exhibits and Reports on Form 8-K                                  13

Signature                                                                    14

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.   FINANCIAL STATEMENTS.
          --------------------

                         INTERNATIONAL NETWORK SERVICES

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                         Sept 30,       June 30,
                                                                           1996           1996
                                                                         --------       --------
                                                                        (Unaudited)
                ASSETS
Current assets:
  Cash and cash equivalents                                              $29,626        $   869
  Short-term investments                                                   8,407              -
  Accounts receivable                                                     16,267         11,821
  Deferred income taxes                                                      857            857
  Prepaid expenses and other assets                                          434            386
                                                                         -------        -------
           Total current assets                                           55,591         13,933
Property and equipment, net                                                5,151          4,139
                                                                         -------        -------
           Total assets                                                  $60,742        $18,072
                                                                         =======        =======

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Accounts payable                                                       $ 4,010        $ 1,908
  Accrued expenses                                                         2,956          3,704
  Income taxes payable                                                       141            250
  Deferred revenue                                                           680            612
  Borrowings under line of credit                                              -          1,000
  Current portion of notes payable                                             -            399
                                                                         -------        -------
           Total current liabilities                                       7,787          7,873
                                                                         -------        -------
Notes payable, less current portion                                            -            316
                                                                         -------        -------
Mandatorily Redeemable Convertible Preferred Stock                             -         12,427
                                                                         -------        -------
Commitments

Shareholders' equity (deficit):
  Preferred Stock,  no par value, 5,000,000 shares authorized; no
     shares issued and outstanding                                             -             -
  Common Stock, no par value, 75,000,000 shares authorized;
     31,406,821 and 11,426,875 shares issued and outstanding
     at September 30, 1996 and June 30, 1996, respectively                54,266         2,394
  Accretion of Mandatorily Redeemable Convertible Preferred Stock              -        (2,454)
  Notes receivable from shareholders                                      (1,890)       (1,880)
  Retained earnings (deficit)                                                579          (604)
                                                                         -------       -------
                 Total shareholders' equity (deficit)                     52,955        (2,544)
                                                                         -------       -------
           Total liabilities and shareholders' equity                    $60,742       $18,072
                                                                         =======       =======

           See accompanying notes to condensed financial statements.

                         INTERNATIONAL NETWORK SERVICES

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                Three Months Ended
                                   September 30,
                                ------------------
                                  1996       1995
                                  ----       ----

Revenue                          $18,888    $7,506
                                 -------    ------

Operating expenses:
 Professional personnel            8,446     3,347
 Sales and marketing               2,534     1,449
 General and administrative        2,805       593
 Other costs                       3,143     1,180
                                 -------    ------
  Total operating expenses        16,928     6,569
                                 -------    ------
Income from operations             1,960       937
Interest and other, net              (20)        7
                                 -------    ------
Income before income taxes         1,940       944
Provision for income taxes           757       368
                                 -------    ------
Net income                       $ 1,183    $  576
                                 =======    ======


Net income per share             $   .04    $  .02
                                 =======    ======

Shares used to compute net
 income per share                 31,124    30,384
                                 =======    ======



           See accompanying notes to condensed financial statements.

                         INTERNATIONAL NETWORK SERVICES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                              Three Months Ended
                                                                                 September 30,
                                                                           -----------------------
                                                                               1996        1995
                                                                            --------    --------
Cash flows from operating activities:
 Net income                                                                 $  1,183     $   576
 Adjustments to reconcile net income to net
  cash used for operating activities:
    Depreciation and amortization                                                722         337
    Changes in operating assets and liabilities:
     Accounts receivable                                                      (4,446)     (1,695)
     Prepaid expenses and other assets                                           (48)        (51)
     Accounts payable                                                          2,102         360
     Accrued expenses                                                           (748)       (210)
     Income taxes payable                                                       (109)        287
     Deferred revenue                                                             68         (35)
                                                                            --------     -------
        Net cash used for operating activities                                (1,276)       (431)
                                                                            --------     -------

Cash flows from investing activities:
 Purchases of short-term investments                                          (8,407)          -
 Purchases of property and equipment                                          (1,734)       (558)
                                                                            --------     -------
        Net cash used for investing activities                               (10,141)       (558)
                                                                            --------     -------

Cash flows from financing activities:
  Repayments of notes payable                                                   (715)        (50)
  Repayment of borrowings under line of credit                                (1,000)          -
  Proceeds from issuance of Common Stock, net                                 41,889           3
                                                                            --------     -------
        Net cash provided by (used for) financing activities                  40,174         (47)
                                                                            --------     -------
Increase in cash and cash equivalents                                         28,757      (1,036)
Cash and cash equivalents at beginning of period                                 869       4,161
                                                                            --------     -------
Cash and cash equivalents at end of period                                  $ 29,626     $ 3,125
                                                                            ========     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                                     $     97     $    26
 Cash paid for income taxes                                                 $    867     $   176

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of Common Stock in exchange for notes receivable from
   shareholders                                                             $      -     $   162


           See accompanying notes to condensed financial statements.

                         INTERNATIONAL NETWORK SERVICES

                    NOTES TO CONDENSED  FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

     Note 1 -  Basis of Presentation
               ---------------------
          The accompanying unaudited financial statements have been prepared by International Network Services (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended June 30, 1996, 1995 and 1994 included in the Company's Registration Statement on Form S-1 (File No. 333-9287), which was declared effective by the Securities and Exchange Commission on September 18, 1996.

          For purposes of presentation, the Company has indicated the first three months of fiscal 1997 and 1996 as ending on September 30, respectively; whereas, in fact the Company's fiscal quarters end on the Sunday nearest the end of the calendar quarter.

          The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 or any other future interim period, and the Company makes no representations related thereto.


     Note 2 - Balance Sheet Components (in thousands)
              ---------------------------------------



                                          SEPT 30    JUNE 30
                                          -------    -------
                                            1996       1996
                                            ----       ----
                                        (UNAUDITED)
                                        -----------
          Accounts receivable:

                   Trade                   $17,073    $12,375
                   Less: allowance for        (806)      (554)
                    doubtful accounts      -------    -------
                                           $16,267    $11,821
                                           =======    =======
          Property and equipment:
                   Computer equipment      $ 7,500    $ 6,511
                   Furniture and
                    fixtures                 1,357        612
                                           -------    -------
                                             8,857      7,123
                   Less: accumulated
                    depreciation            (3,706)    (2,984)
                                           -------    -------
                                           $ 5,151    $ 4,139
                                           =======    =======
          Accrued expenses:
                   Accrued compensation
                    and employee
                    benefits               $ 2,678    $ 3,356
                   Other liabilities           278        348
                                           -------    -------
                                           $ 2,956    $ 3,704
                                           =======    =======

                         INTERNATIONAL NETWORK SERVICES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                  (CONTINUED)


     Note 3 - Cash, Cash Equivalents and Short-term Investments
              -------------------------------------------------

          The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents include commercial paper, U.S. Treasury Bills, demand notes and government agency bonds. Short-term investments, all of which are classified as "available-for sale", consist of high quality debt securities with original maturity dates greater than 90 days. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in securities classified as available for sale are reported at fair value with unrealized gains and losses, net of related taxes, reported as a separate component of shareholders' equity. At September 30, 1996, the estimated fair value approximated cost.


     Note 4 - Initial Public Offering
              -----------------------

          In September 1996, the Company completed an initial public offering ("IPO") of 2,875,000 shares of Common Stock for $16 per share, which resulted in proceeds to the Company of approximately $41.9 million, net of issuance costs of approximately $924,000. All shares of Mandatorily Redeemable Convertible Preferred Stock outstanding at June 30, 1996 were automatically converted into 16,734,889 shares of Common Stock on a one for one basis upon the closing of the IPO.


     Note 5 - Net Income per Share
              --------------------

          Net income per share is computed using the weighted average number of common and common equivalent shares ("weighted average shares") outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission, common and common equivalent shares issued within one year prior to the Company's initial public offering date have been included in the computation as if they were outstanding for all periods presented prior to the effective date of the Company's initial public offering, even if anti-dilutive (using the treasury stock method and the assumed initial public offering price). Common equivalent shares consist of Mandatorily Redeemable Convertible Preferred Stock (using the if converted method) and stock options and warrants (using the treasury stock method).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

OVERVIEW

International Network Services ("INS" or "the Company") is a provider of services for complex enterprise networks. The Company provides services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex technologies and multivendor environments. Areas of expertise include WANs, network management, network and host security and high performance LANs and VLANs. Substantially all of the Company's revenue is derived from professional services, which are generally provided to clients on a "time and expenses" basis. Professional services revenue is recognized as services are performed. Any payments received in advance of services performed are recorded as deferred revenue. The Company also performs a limited number of fixed-price projects under which revenue is recognized using the percentage-of-completion method. In addition, the Company is leveraging its expertise in complex networks to develop electronic services for certain repetitive network management tasks, such as network monitoring and network performance reporting. Revenue derived from electronic services has not been significant to date. Electronic services revenue is recognized ratably over the term of the contract.

The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements as a result of the risks set forth in the following discussion, and in particular, the risks discussed below under the caption "Risk Factors that May Affect Operating Results."


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percent of revenue:

                             For the three months ended
                                   September 30,
                                   1996     1995
                             --------------------------

Revenue                           100.0%   100.0%
Operating expenses:
 Professional personnel            44.7     44.6
 Sales and marketing               13.4     19.3
 General and administrative        14.9      7.9
 Other costs                       16.6     15.7
                                  -----    -----
    Total operating expenses       89.6     87.5
                                  -----    -----
Income from operations             10.4     12.5
Interest and other, net            (0.1)     0.1
                                  -----    -----
Income before income taxes         10.3     12.6
Provision for income taxes          4.0      4.9
                                  -----    -----
Net income                          6.3      7.7
                                  =====    =====

REVENUE

Substantially all of the Company's revenue is derived from fees for professional services. The Company also derives revenue from electronic services; however, such revenue has not been significant to date. Revenue increased 152% to $18.9 million in the three months ended September 30, 1996 from $7.5 million in the same period of the prior year. Revenue increased primarily due to an increase in the number of professional service projects and to the increase in the size of projects. The Company does not believe that these rates of growth are sustainable in future periods. The

Company's revenue is dependent in large part on its ability to attract, retain and utilize qualified network systems engineers.


OPERATING EXPENSES

Professional personnel.  Professional personnel expenses consist primarily of
----------------------
compensation and benefits of the Company's employees engaged in the delivery of professional services and electronic services. Professional personnel expenses were $8.4 million and $3.3 million for the three month periods ended September 30, 1996 and 1995, respectively. This increase is attributable primarily to an increase in the number of network system engineers. Professional personnel expenses as a percent of revenue were 44.7% and 44.6% for the three month periods ended September 30, 1996 and 1995, respectively.

Sales and marketing.  Sales and marketing expenses consist primarily of
-------------------
compensation (including commissions) and benefits of sales and marketing personnel and outside marketing expenses. Sales and marketing expenses were $2.5 million and $1.5 million for the three month periods ended September 30, 1996 and 1995, respectively. The increase was due primarily to the growth in the number of sales and marketing employees and to commissions resulting from increased revenues. Sales and marketing expenses were 13.4% and 19.3% of revenue for the three month periods ended September 30, 1996 and 1995, respectively.
The decrease, on a percentage basis, was due primarily to an increase in revenue.

General and administrative.  General and administrative expenses consist of
--------------------------
expenses associated with executive staff, finance and administration, corporate facilities, information systems and human resources. General and administrative expenses were $2.8 million and $593,000 for the three month periods ended September 30, 1996 and 1995, respectively. General and administrative expenses have increased as the Company has continued to add personnel to support the Company's growth in operations. General and administrative expenses were 14.9% and 7.9% of revenue for the three month periods ended September 30, 1996 and 1995, respectively. General and administrative expenses increased as a percent of revenue in the first quarter of fiscal 1997 as a result of the Company's investment in its infrastructure to support the growth in operations.

Other costs.  Other costs consist of expenses related to professional personnel
-----------
(other than compensation and benefits), including travel and entertainment, certain recruiting and professional development expenses, field facilities, depreciation, expensed equipment, supplies, and research and development expenses related to electronic services. Other costs were $3.1 million and $1.2 million for the three month periods ended September 30, 1996 and 1995, respectively. Other costs increased primarily as a result of increases in the number of professional personnel employed, and to a lesser extent, the costs of field offices established since the first quarter of fiscal 1996. Other costs were 16.6% and 15.7% of revenue for the three month periods ended September 30, 1996 and 1995, respectively. Other costs increased as a percent of revenue for the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 due primarily to investments in professional development for network system engineers.

Interest and Other, Net.  Interest and other, net, consists of interest income
-----------------------
and expense. Interest income consists primarily of interest on cash, cash equivalents and short term investments and notes receivable from shareholders.
Interest expense consists of interest associated with bank borrowings.   Net
interest expense was $20,000 for the first quarter of fiscal 1997 as compared to net interest income of $7,000 for the first quarter of fiscal 1996. This fluctuation reflected an increase in bank borrowings during the first quarter of fiscal 1997, which were repaid upon completion of the initial public offering in September 1996.

Provision for Income Taxes.  Income tax expense represents combined federal and
--------------------------
state taxes at an effective rate of 39% for fiscal 1997 and fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

Prior to its initial public offering, the Company financed its operations and investments in property and equipment primarily through a combination of cash generated from operations, the private sale of equity securities, private debt and bank borrowings. In September 1996, the Company completed an initial public offering of common stock resulting in net proceeds to the Company of approximately $41.9 million. The Company has a bank credit facility which includes a revolving line of credit that provides for borrowings equal to the lessor of $6.0 million or 80% of eligible accounts receivable and a term facility that provides for borrowings up to $3.0 million for capital equipment purchases. Advances under the revolving line and term facility bear interest at the bank's prime rate plus 1.00% and 1.25%, respectively. As of September 30, 1996, there were no borrowings under these credit facilities. The credit facility expires in June 1997, is secured by substantially all of the assets of the Company, and contains customary covenants and restrictions. As of September 30, 1996, the Company was in compliance with all such covenants and restrictions.

At September 30, 1996, the Company had $38.0 million in cash, cash equivalents and short-term investments, representing an increase of $37.1 million from June 30, 1996. The increase was primarily due to cash provided as a result of the completion of the Company's initial public offering.

Net cash used in operations for the first quarter of fiscal 1997 and 1996 was $1.3 million and $431,000, respectively. The change in cash used in operations primarily reflects increases in accounts receivable. Although the Company believes its collections experience is within industry standards, the Company's inability to collect for its services on a timely basis in the future could have a material adverse effect on the Company's business, operating results and financial condition. Capital expenditures were $1.7 million in the three months ended September 30, 1996 compared to $558,000 for the comparable period of the prior year. The increase was primarily attributable to additional equipment requirements associated with increases in the number of employees and expenditures for equipment and office furniture associated with the Company's
new corporate headquarters and other field facilities.   The Company currently
has no material capital commitments.

The Company believes that the net proceeds of its initial public offering, together with available funds, will be sufficient to meet its working capital
and capital expenditure requirements for at least the next twelve months.   The
Company may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.


RISK FACTORS THAT MAY AFFECT OPERATING RESULTS

The following risk factors could materially and adversely affect the Company's future operating results and could cause actual events to differ materially from those predicted in the Company's forward-looking statements related to its business.

Variability of Quarterly Operating Results.  Substantially all of the Company's
------------------------------------------
revenue is derived from professional services, which are generally provided on a "time and expenses" basis. Professional services revenue is recognized only when network systems engineers are engaged on client projects. In addition, a substantial majority of the Company's operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any underutilization of network systems engineers may cause significant variations in operating results in any particular quarter and could result in losses for such quarter. Factors which could cause such underutilization include: the reduction in size, delay in commencement, interruption or termination of one or more significant projects; the completion during a quarter of one or more significant projects; the overestimation of resources required to complete new or ongoing projects; and the timing and extent of training, weather related shut-downs, vacation days and holidays. The Company's revenue and earnings may also fluctuate from quarter to quarter based on a variety of factors including the loss of key employees, reductions in billing rates, write-offs of work, or services performed at no charge as a result of the Company's failure to meet its clients' expectations, claims by the Company's clients for the actions of the Company's employees arising from damages to clients' business or otherwise, competition, timing of employment taxes, the initial or ongoing market acceptance of EnterprisePRO (see "Uncertainty of Market Acceptance of Electronic Services"), the development and introduction of new services and general economic conditions. In addition, the Company plans to continue to expand its operations by hiring additional network systems engineers and other employees, and adding new offices, systems and other infrastructure. The resulting increase in operating expenses would have a material adverse effect on the Company's operating results if revenue were not to increase to support such expenses. Based upon all of the foregoing, the Company believes that quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Risks Associated with Client Concentration. The Company has derived a
------------------------------------------
significant portion of its revenue from a limited number of large clients and expects this concentration to continue. The Company's largest client, MCI Corp. ("MCI"), accounted for approximately $7.5 million, or 17.0%, of the Company's revenue in fiscal 1996. No one customer accounted for more than 10% of the Company's revenues for the three month period ended September 30, 1996. There can be no assurance that revenue from MCI or other clients that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. The Company does not have a long-term services contract with MCI or any of its other clients. Any significant reduction in the scope of the work performed for MCI, any other significant client or a number of smaller clients, the failure of anticipated projects to materialize, or deferrals, modifications or cancellations of ongoing projects by any of these clients could have a material adverse effect on the Company's business, operating results and financial condition.

Need to Attract and Retain Qualified Network Systems Engineers. The Company's
--------------------------------------------------------------
future success will depend in large part on its ability to hire, train and retain network systems engineers who together have expertise in a wide array of network and computer systems and a broad understanding of the industries the Company serves. Competition for network systems engineers is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In particular, competition is intense for the limited number of qualified managers and senior network systems engineers. The Company has experienced, and may in the future, experience high rates of turnover among its network systems engineers. Any inability of the Company to hire, train and retain a sufficient number of qualified network systems engineers could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, any inability of the Company to attract and retain a sufficient number of qualified network systems engineers in the future could impair the Company's planned expansion of its business.

Management of Growth. The Company has recently experienced a period of rapid
--------------------
revenue and client growth and an increase in the number of its employees and offices and the scope of its supporting infrastructure. The Company does not believe these rates of growth are sustainable. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on the Company's management and operating and financial systems. The Company will be required to continue to implement and improve its systems on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and clients and the increased size of the Company's operations. There can be no assurance that the Company's management or systems will be adequate to support the Company's existing or future operations. Any failure to implement and improve the Company's systems or to hire and retain the appropriate personnel to manage its operations would have a material adverse effect on the Company's business, operating results and financial condition.

Absence of Long-Term Agreements. The Company's clients are generally able to
-------------------------------
reduce or cancel their use of the Company's professional services without penalty and with little or no notice. As a result, the Company believes that the number and size of its existing projects are not reliable indicators or measures of future revenue. The Company has in the past provided, and is likely in the future to provide, services to clients without a long-term agreement. When a client defers, modifies or cancels a project, the Company must be able to rapidly redeploy network systems engineers to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. In addition, the Company's operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of its business relationships with any of its significant clients or with a number of smaller clients could have a material adverse effect on the Company's business, operating results and financial condition.

Intense Competition. The network services industry is comprised of a large
-------------------
number of participants and is subject to rapid change and intense competition. The Company faces competition from system integrators, value added resellers ("VARs"), local and regional network services firms, telecommunications providers, network equipment vendors, software vendors and computer systems vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition, and generate greater service revenue than does the Company. The Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Increased competition could result in price reductions, fewer client projects, underutilization of employees, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition.

Uncertainty of Market Acceptance of Electronic Services. The Company's long-term
-------------------------------------------------------
strategy is to derive a portion of its revenue from electronic services, although such revenue has not been significant to date. The Company has in the past offered, on a limited basis, an electronic service that has not achieved significant market acceptance or generated significant revenue. The Company has expended, and expects to continue to expend, substantial amounts in the development and marketing of its electronic services. The Company has recently introduced EnterprisePRO, an enhanced version of the prior electronic service. The introduction of EnterprisePRO and any other electronic services that the Company may develop in the future will be subject to risks generally associated with new service introductions, including delays in development, testing or introduction, or the failure to satisfy clients' requirements. There can be no assurance that EnterprisePRO will gain market acceptance on a timely basis or at all. The failure of EnterprisePRO, or any other new electronic services that the Company may develop, to gain market acceptance on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition.

Relationship with Cisco Systems. Although the Company is a vendor-independent
-------------------------------
provider of network services, the Company has a significant relationship with Cisco Systems, Inc. ("Cisco") and believes that maintaining and enhancing this relationship is important to the Company's business due to Cisco's leading position in the large scale, enterprise internetworking market. Cisco develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed LANs and WANs. The Company has entered into direct relationships with clients as a result of referrals from Cisco and has from time to time performed pre-sales and post-sales support services for Cisco. In addition, Cisco is a shareholder of the Company and an officer of Cisco is a member of the Company's Board of Directors. Although the Company believes that its relationship with Cisco is good, there can be no assurance that the Company will be able to maintain or enhance its relationship with Cisco. Any deterioration in the Company's relationship with Cisco could have a material adverse effect on the Company's business, operating results and financial condition. In addition, should the Company's relationship with Cisco be perceived as compromising the Company's ability to provide unbiased solutions, the Company's relationship with existing or potential clients could be materially adversely affected.

Risks Associated With Potential Acquisitions. As part of its business strategy,
--------------------------------------------
the Company may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any such future transactions would be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others, the difficulty associated with assimilating the personnel and operations of acquired companies, the potential disruption of the Company's ongoing business, the distraction of management and other resources, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired personnel, technology and rights, the maintenance of uniform standards, controls, procedures and policies, and the impairment of relationships with employees and clients as a result of the integration of new management personnel. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with any such acquisitions.

Risks Associated With Potential International Expansion. A component of the
-------------------------------------------------------
Company's long-term strategy is to expand into international markets. If the Company opens any international offices and the revenue generated by these offices are not adequate to offset the expense of establishing and maintaining these foreign operations, the Company's business, operating results and financial condition could be materially adversely affected. To date, the Company has provided limited professional services to certain of its United States clients in foreign locations, but has no direct international experience. There can be no assurance that the Company will be able to successfully market, sell and deliver its services in these markets. In addition to the uncertainty as to the Company's ability to expand into international markets, there are certain risks inherent in conducting business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, employment laws and practices in foreign countries, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, imposition of currency exchange controls, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete effectively in these markets.

                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

During the fiscal quarter ended September 30, 1996, the Company solicited a written consent (effective August 28, 1996) from its shareholders regarding the following matters: (i) approval of the amendment and restatement of the Company's Restated Articles of Incorporation to (a) increase the number of shares of authorized Common Stock to 75,000,000, (b) establish the number of shares of authorized and undesignated Preferred Stock at 5,000,000, (c) eliminate the ability of shareholders to cumulate votes at shareholders' meetings, (d) eliminate the right of shareholders to take action by written consent and (e) amend the indemnification provision; (ii) approval of the amendment and restatement of the Company's Bylaws to, among other things, (a) provide that shareholders shall only make director nominations and bring business before the annual meeting upon prior written notice delivered to the corporation a specified number of days prior to the meeting, and (b) authorize the board to alone approve a loan or guaranty to any officer of the corporation;
(iii) approval of the ratification of the selection and appointment of Price Waterhouse LLP as the Company's independent certified public accountants for the fiscal year ending June 30, 1996; (iv) approval of the ratification of the form of Indemnification Agreement to be entered into by and between the Company and each of its officers and directors and certain key employees; (v) approval of the amendment of Section 15(b) of the Company's 1992 Flexible Stock Incentive Plan; (vi) approval of the adoption of the Company's 1996 Stock Plan and the reservation of 5,500,000 shares of the Company's Common Stock for issuance thereunder; and (vii) approval of the Company's Employee Stock Purchase Plan and the reservation of 1,200,000 shares of the Company's Common Stock for issuance thereunder. The written consent and each matter contained therein was approved by a majority of the shareholders of the Company, representing 23,531,306 votes for each matter. The written consent was not distributed to all shareholders of the Company; however, in accordance with California law, notice of the taking of the corporate action was duly given to the other shareholders.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

          (A)  EXHIBITS

               11.1 STATEMENT OF COMPUTATION OF NET INCOME PER SHARE

               27.1 FINANCIAL DATA SCHEDULE


          (B)  REPORTS ON FORM 8-K

               NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED SEPTEMBER 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INTERNATIONAL NETWORK SERVICES

                                           By: /s/ Kevin J. Laughlin
                                              ----------------------
                                              Kevin J. Laughlin
                                              Vice President, Finance,
                                              Chief Financial Officer and
                                              Secretary
                                              (Principal Financial and
                                              Accounting Officer and Duly
                                              Authorized Officer)


Date:  November 12, 1996

                                 EXHIBIT INDEX


EXHIBIT 11.1          STATEMENT OF COMPUTATION OF NET INCOME PER SHARE

EXHIBIT 27.1          FINANCIAL DATA SCHEDULE