Form 10-Q
period 1996-12-31
INTERNATIONAL NETWORK SERVICES
filed 1997-02-12
CIK 889085

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                      OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ___________________

                        Commission File Number: 0-21131
                                                --------


                         INTERNATIONAL NETWORK SERVICES
             (Exact name of registrant as specified in its charter)


         California                                          77-0289509
         ----------                                          ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                   1213 Innsbruck Drive, Sunnyvale, CA  94089
              (Address of principal executive offices)  (zip code)

      Registrant's telephone number, including area code:  (408) 542-0100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes   [X]     No   [_]

The number of shares outstanding of the registrant's Common Stock as of January 31, 1997 was 31,445,691.

                         INTERNATIONAL NETWORK SERVICES

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

                                                                        Page No.

Item 1.   Condensed Financial Statements

          Condensed Balance Sheets
                as of December 31, 1996 (unaudited) and June 30, 1996         2

          Condensed Statements of Operations (unaudited)
                for the three and six month periods ended
                December 31, 1996 and 1995                                    3

          Condensed Statements of Cash Flows (unaudited)
                for the six month periods ended
                December 31, 1996 and 1995                                    4

          Notes to Condensed Financial Statements                             5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7



                         PART II  -- OTHER INFORMATION


Items 1-4.    Not applicable

Item 5.       Other Information                                             13

Item 6.       Exhibits and Reports on Form 8-K                              13

Signature                                                                   14

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.   FINANCIAL STATEMENTS.
          --------------------

                         INTERNATIONAL NETWORK SERVICES

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                           December 31, 1996       June 30, 1996
                                           -----------------     -----------------
                                              (unaudited)
                  ASSETS
Current assets:
    Cash and cash equivalents                        $21,025               $   869
    Short-term investments                            15,508                     -
    Accounts receivable                               18,785                11,821
    Deferred income taxes                                857                   857
    Prepaid expenses and other assets                    662                   386
                                           -----------------     -----------------
        Total current assets                          56,837                13,933
Property and equipment, net                            7,373                 4,139
                                           -----------------     -----------------
        Total assets                                 $64,210               $18,072
                                           =================     =================

   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                 $ 3,005               $ 1,908
    Accrued expenses                                   5,810                 3,704
    Income taxes payable                                   -                   250
    Deferred revenue                                     604                   612
    Borrowings under line of credit                        -                 1,000
    Current portion of notes payable                       -                   399
                                           -----------------     -----------------
        Total current liabilities                      9,419                 7,873
                                           -----------------     -----------------
Notes payable, less current portion                        -                   316
                                           -----------------     -----------------
Mandatorily Redeemable Convertible                         -                12,427
                                           -----------------     -----------------
 Preferred Stock
Commitments
Shareholders' equity (deficit):
    Preferred Stock, no par value,
       5,000,000 shares authorized; no
       shares issued and outstanding                       -                     -
    Common Stock, no par value,
       75,000,000 shares authorized;
       31,408,471 and 11,426,875
       shares issued and outstanding
       at December 31, 1996 and June
       30, 1996, respectively                         54,277                 2,394
    Accretion of Mandatorily Redeemable
     Convertible Preferred Stock                           -                (2,454)
    Notes receivable from shareholders                (1,899)               (1,880)
    Retained earnings (deficit)                        2,413                  (604)
                                           -----------------     -----------------
         Total shareholders'
             equity (deficit)                         54,791                (2,544)
                                           -----------------     -----------------
       Total liabilities and
             shareholders' equity                    $64,210               $18,072
                                           =================     =================

           See accompanying notes to condensed financial statements.

                         INTERNATIONAL NETWORK SERVICES

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                               DECEMBER 31,        DECEMBER 31,
                                           ------------------   ----------------
                                             1996       1995      1996      1995
                                           --------   --------   -------   -------
Revenue                                     $23,337    $ 9,610   $42,225   $17,116

Operating expenses:
     Professional personnel                  10,445      4,448    18,891     7,795
     Sales and marketing                      3,713      1,701     6,247     3,150
     General and administrative               3,387        922     6,192     1,515
     Other costs                              3,159      1,321     6,302     2,501
                                           --------   --------   -------   -------
          Total operating expenses           20,704      8,392    37,632    14,961
                                           --------   --------   -------   -------
Income from operations                        2,633      1,218     4,593     2,155
Interest and other, net                         374         16       354        23
                                           --------   --------   -------   -------
Income before income taxes                    3,007      1,234     4,947     2,178
Provision for income taxes                    1,173        481     1,930       849
                                           --------   --------   -------   -------
Net income                                  $ 1,834    $   753   $ 3,017   $ 1,329
                                           ========   ========   =======   =======
Net income per share                          $0.05      $0.02     $0.09     $0.04
                                           ========   ========   =======   =======
Shares used to compute net income per
 share                                       33,743     30,583    32,434    30,484
                                           ========   ========   =======   =======


           See accompanying notes to condensed financial statements.

                         INTERNATIONAL NETWORK SERVICES

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                         Six Months Ended
                                                            December 31
                                                     -------------------------
                                                        1996            1995
                                                      --------        --------
Cash flows from operating activities:
   Net income                                         $  3,017         $ 1,329
   Adjustments to reconcile net income
    to net cash used for operating activities:
       Depreciation and amortization                     1,239             736
       Changes in operating assets and liabilities:
          Accounts receivable                           (6,964)         (4,187)
          Prepaid expenses and other assets               (276)           (251)
          Accounts payable                               1,097             675
          Accrued expenses                               2,106             824
          Income taxes payable                            (250)            (58)
          Deferred revenue                                  (8)            874
                                                      --------        --------
            Net cash used for operating activities         (39)            (58)
                                                      --------        --------

Cash flows from investing activities:
   Purchases of short-term investments                 (15,508)              -
   Purchases of property and equipment                  (4,473)         (1,616)
                                                      --------        --------
            Net cash used for investing activities     (19,981)         (1,616)
                                                      --------        --------

Cash flows from financing activities:
   Repayments of notes payable                            (715)           (150)
   Repayment of borrowings under line of credit         (1,000)
   Proceeds from issuance of Common Stock, net          41,891              48
                                                      --------        --------
            Net cash provided by (used for)
              financing activities                      40,176            (102)
                                                      --------        --------

Increase (decrease) in cash and cash equivalents        20,156          (1,776)

Cash and cash equivalents at beginning of period           869           4,161
                                                      --------        --------
Cash and cash equivalents at end of period            $ 21,025         $ 2,385
                                                      ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                             $     97         $    64
   Cash paid for income taxes                         $  2,180         $   907

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
   Issuance of Common Stock in exchange for notes
     receivable from shareholders                     $      -         $   337

           See accompanying notes to condensed financial statements.

                        INTERNATIONAL NETWORK SERVICES

                   NOTES TO CONDENSED  FINANCIAL STATEMENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)

Note 1 -  Basis of Presentation
          ---------------------

     The accompanying unaudited financial statements have been prepared by International Network Services (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended June 30, 1996, 1995 and 1994 included in the Company's Registration Statement on Form S-1 (File No. 333-9287), which was declared effective by the Securities and Exchange Commission on September 18, 1996.

     For purposes of presentation, the Company has indicated the second quarter and the first six months of fiscal 1997 and 1996 as ending on December 31, respectively; whereas, in fact the Company's fiscal quarters end on the Sunday nearest the end of the calendar quarter.

     The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 or any other future interim period, and the Company makes no representations related thereto.


Note 2 - Balance Sheet Components (in thousands)
         ---------------------------------------

                                                  DEC 31      JUNE 30
                                                    1996        1996
                                                -----------    --------
                                                 (UNAUDITED)
      Accounts receivable:
        Trade                                       $19,488    $12,375
        Less: allowance for doubtful accounts          (703)      (554)
                                                    -------    -------
                                                    $18,785    $11,821
                                                    =======    =======
      Property and equipment:
        Computer equipment                          $10,141    $ 6,511
        Furniture and fixtures                        1,455        612
                                                    -------    -------
                                                     11,596      7,123
        Less: accumulated depreciation               (4,223)    (2,984)
                                                    -------    -------
                                                    $ 7,373    $ 4,139
                                                    =======    =======
      Accrued expenses:
        Accrued compensation and employee
          benefits                                  $ 5,532    $ 3,356
        Other liabilities                               278        348
                                                    -------    -------
                                                    $ 5,810    $ 3,704
                                                    =======    =======

                        INTERNATIONAL NETWORK SERVICES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)
                                  (CONTINUED)


     Note 3 - Cash, Cash Equivalents and Short-term Investments
              -------------------------------------------------

     The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents include commercial paper, U.S. Treasury Bills, demand notes and government agency bonds. Short-term investments, all of which are classified as "available-for sale", consist of high quality debt securities with original maturity dates greater than 90 days. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in securities classified as available for sale are reported at fair value with unrealized gains and losses, net of related taxes, reported as a separate component of shareholders' equity. At December 31, 1996, the estimated fair value approximated cost.


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

OVERVIEW

International Network Services ("INS" or "the Company") is a provider of services for complex enterprise networks. The Company provides services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex technologies and multi-vendor environments. Areas of expertise include WANs, network management, network and host security and high performance LANs and VLANs. Substantially all of the Company's revenue is derived from professional services, which are generally provided to clients on a "time and expenses" basis. Professional services revenue is recognized as services are performed. Any payments received in advance of services performed are recorded as deferred revenue. The Company also performs a limited number of fixed-price projects under which revenue is recognized using the percentage-of-completion method. In addition, the Company is leveraging its expertise in complex networks to develop electronic services for certain repetitive network management tasks, such as network monitoring and network performance reporting. Revenue derived from electronic services has not been significant to date. Electronic services revenue is recognized ratably over the term of the contract. As of December 31, 1996, the Company had 518 network systems engineers.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percent of revenue:

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                             DECEMBER 31,        DECEMBER 31,
                                        -------------------   ------------------
                                          1996       1995      1996       1995
                                        --------   --------   -------   --------
Revenue                                    100.0      100.0     100.0      100.0
Operating expenses:
     Professional personnel                 44.8       46.3      44.7       45.5
     Sales and marketing                    15.9       17.7      14.8       18.4
     General and administrative             14.5        9.6      14.7        8.9
     Other costs                            13.5       13.7      14.9       14.6
                                        --------   --------   -------   --------
          Total operating expenses          88.7       87.3      89.1       87.4
                                        --------   --------   -------   --------
Income from operations                      11.3       12.7      10.9       12.6
Interest and other, net                      1.6         .1        .8         .1
                                        --------   --------   -------   --------
Income before income taxes                  12.9       12.8      11.7       12.7
Provision for income taxes                   5.0        5.0       4.6        5.0
                                        --------   --------   -------   --------
Net income                                   7.9        7.8       7.1        7.7
                                        ========   ========   =======   ========

REVENUE
-------

Substantially all of the Company's revenue is derived from fees for professional services. The Company also derives revenue from electronic services; however, such revenue has not been significant to date. Revenue increased 143% to $23.3 million for the three months ended December 31, 1996 from $9.6 million in the same period of the prior year. Revenue increased 147% to $42.2 million in the six months ended December 31, 1996 from $17.1 million in the same period in the prior year. Revenue increased primarily due to an increase in the number of professional service projects and to the increase in the size of projects. The Company does not believe that these rates of growth are sustainable in future periods. The Company's revenue is dependent in large part on its ability to attract, retain and utilize qualified network systems engineers.

OPERATING EXPENSES
------------------

Professional personnel.  Professional personnel expenses consist primarily of
----------------------
compensation and benefits of the Company's employees engaged in the delivery of professional services and electronic services. Professional personnel expenses were $10.4 million and $18.9 million for the three-month and six-month periods ended December 31, 1996, respectively, compared to $4.4 million and $7.8 million, respectively, for the same periods of the prior year. The increase in absolute dollars is attributable primarily to an increase in the number of network system engineers. As a percent of revenue, professional personnel expenses decreased to 44.8% and 44.7% for the three-month and six-month periods ended December 31, 1996, respectively, compared to 46.3% and 45.5% for the same
respective periods in the prior year.   Professional personnel expenses
decreased as a percent of revenue in the three month and six month periods ended December 31, 1996 due to a decrease in the use of contract labor.

Sales and marketing.  Sales and marketing expenses consist primarily of
-------------------
compensation (including commissions) and benefits of sales and marketing personnel and outside marketing expenses. Sales and marketing expenses were $3.7 million and $6.2 million for the three-month and six-month periods ended December 31, 1996, respectively, compared to $1.7 million and $3.2 million, respectively, for the same periods in fiscal 1996. The increase in absolute dollars was due primarily to the growth in the number of sales and marketing employees and to commissions resulting from increased revenues. As a percent of revenue, sales and marketing expenses decreased to 15.9% and 14.8% for the three-month and six-month periods ended December 31, 1996, respectively, from 17.7% and 18.4%, respectively, in the same periods of fiscal 1996. The decrease, on a percentage basis, was due primarily to a decrease in commission rates and increased revenue.

General and administrative.  General and administrative expenses consist of
--------------------------
expenses associated with executive staff, finance and administration, corporate facilities, information systems and human resources. General and administrative expenses were $3.4 million and $6.2 million for the three-month and six-month periods ended December 31, 1996, respectively, compared to $922,000 and $1.5
million, respectively, for the same periods in fiscal 1996.   General and
administrative expenses have increased in absolute dollars as the Company has continued to add personnel to support the Company's growth in operations. As a percent of revenue, general and administrative expenses increased to 14.5% and 14.7% for the three-month and six-month periods ended December 31, 1996, respectively, from 9.6% and 8.9%, respectively, in the same periods of fiscal
1996.   General and administrative expenses increased as a percent of revenue in the three-month and six-month periods ended December 31, 1996 as a result of the Company's investment in its infrastructure to support the growth in operations.

Other costs.  Other costs consist of expenses related to professional personnel
-----------
(other than compensation and benefits), including travel and entertainment, certain recruiting and professional development expenses, field facilities, depreciation, expensed equipment, supplies, and research and development expenses related to electronic services. Other costs were $3.2 million and $6.3 million for the three-month and six-month periods ended December 31, 1996, respectively, compared to $1.3 million and $2.5 million, respectively, for the same periods in fiscal 1996. Other costs increased primarily as a result of increases in the number of professional personnel employed, and to a lesser extent, the costs of field offices established since the first quarter of fiscal
1996.   As a percent of revenue, other costs remained fairly constant at 13.5%
and 14.9% for the three-month and six-month periods ended December 31, 1996, respectively, as compared to 13.7% and 14.6%, respectively, for the same periods in fiscal 1996.

Interest and Other, Net.  Interest and other, net, consists of interest income
-----------------------
and expense. Interest income consists primarily of interest on cash, cash equivalents and short term investments and notes receivable from shareholders.
Interest expense consists of interest associated with bank borrowings.   Net
interest income was $374,000 and $16,000 for the three-month periods ended December 31, 1996 and 1995, respectively. Net interest income was $354,000 and $23,000 for the six-month periods ended December 31, 1996 and 1995, respectively. The increase in net interest income reflects increased cash available for investment and a decrease in bank borrowings during the first
quarter of fiscal 1997.   All outstanding debt was repaid upon completion of the
initial public offering in September 1996.

Provision for Income Taxes.  Income tax expense represents combined federal and
--------------------------
state taxes at an effective rate of

39% for fiscal 1997 and fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

Prior to its initial public offering, the Company financed its operations and investments in property and equipment primarily through a combination of cash generated from operations, the private sale of equity securities, private debt and bank borrowings. In September 1996, the Company completed an initial public offering of common stock resulting in net proceeds to the Company of approximately $41.9 million. The Company has a bank credit facility which includes a revolving line of credit that provides for borrowings equal to the lesser of $6.0 million or 80% of eligible accounts receivable and a term facility that provides for borrowings up to $3.0 million for capital equipment purchases. Advances under the revolving line and term facility bear interest at the bank's prime rate plus 1.00% and 1.25%, respectively. As of December 31, 1996, there were no borrowings under these credit facilities. The credit facility expires in June 1997, is secured by substantially all of the assets of the Company, and contains customary covenants and restrictions. As of December 31, 1996, the Company was in compliance with all such covenants and restrictions.

At December 31, 1996, the Company had $36.5 million in cash, cash equivalents and short-term investments, representing an increase of $35.7 million from June 30, 1996. The increase was primarily due to cash provided as a result of the completion of the Company's initial public offering.

Net cash used in operations for the first six months of fiscal 1997 was $39,000. Cash used in operations primarily reflects increases in accounts receivable. Although the Company believes its collections experience is within industry standards, the Company's inability to collect for its services on a timely basis in the future could have a material adverse effect on the Company's business, operating results and financial condition. Capital expenditures were $4.5 million during the six months ended December 31, 1996. The capital expenditures were primarily attributable to additional equipment requirements associated with increases in the number of employees and expenditures for equipment and office furniture associated with the Company's new corporate headquarters and other
field facilities.   The Company currently has no material capital commitments.

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

Variability of Quarterly Operating Results.  Substantially all of the Company's
------------------------------------------
revenue is derived from professional services, which are generally provided on a "time and expenses" basis. Professional services revenue is recognized only when network systems engineers are engaged on client projects. In addition, a substantial majority of the Company's operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any underutilization of network systems engineers may cause significant variations in operating results in any particular quarter and could result in losses for such quarter. Factors which could cause such underutilization include: the reduction in size, delay in commencement, interruption or termination of one or more significant projects; the completion during a quarter of one or more significant projects; the overestimation of resources required to complete new or ongoing projects; and the timing and extent of training, weather related shut-downs, vacation days and holidays. The Company's revenue and earnings may also fluctuate from quarter to quarter based on a variety of factors including the loss of key employees, reductions in billing rates, write-offs of billings, or services performed at no charge as a result of the Company's failure to meet its clients' expectations, claims by the Company's clients for the actions of the Company's employees arising from damages to clients' business or otherwise, competition, timing of employment taxes, the initial or ongoing market acceptance of EnterprisePRO (see "Uncertainty of Market Acceptance of Electronic Services"), the development and introduction of new services and general economic conditions. In addition, the Company plans to continue to expand its operations by hiring additional network systems engineers and other employees, and adding new offices, systems and other infrastructure. The resulting increase in operating expenses would have a material adverse effect on the Company's operating results if revenue were not to increase to support such expenses. Based upon all of the foregoing, the Company believes that quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.


Risks Associated with Client Concentration.  The Company has derived a
------------------------------------------
significant portion of its revenue from a limited number of large clients and expects this concentration to continue. The Company's largest client, MCI Corp. ("MCI"), accounted for approximately $7.5 million, or 17.0%, of the Company's revenue in fiscal 1996. No one customer accounted for more than 10% of the Company's revenues for the three or six month periods ended December 31, 1996. There can be no assurance that revenue from MCI or other clients that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. The Company does not have a long-term services contract with MCI or any of its other clients. Any significant reduction in the scope of the work performed for MCI, any other significant client or a number of smaller clients, the failure of anticipated projects to materialize, or deferrals, modifications or cancellations of ongoing projects by any of these clients could have a material adverse effect on the Company's business, operating results and financial condition.

Need to Attract and Retain Qualified Network Systems Engineers.  The Company's
--------------------------------------------------------------
future success will depend in large part on its ability to hire, train and retain network systems engineers who together have expertise in a wide array of network and computer systems and a broad understanding of the industries the Company serves. Competition for network systems engineers is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In particular, competition is intense for the limited number of qualified managers and senior network systems engineers. The Company has experienced, and may in the future experience, high rates of turnover among its network systems engineers. Any inability of the Company to hire, train and retain a sufficient number of qualified network systems engineers could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, any inability of the Company to attract and retain a sufficient number of qualified network systems engineers in the future could impair the Company's planned expansion of its business.

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

Relationship with Cisco Systems.  Although the Company is a vendor-independent
-------------------------------
provider of network services, the Company has a significant relationship with Cisco Systems, Inc. ("Cisco") and believes that maintaining and enhancing this relationship is important to the Company's business due to Cisco's leading position in the large scale, enterprise internetworking market. Cisco develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed LANs and WANs. The Company has entered into direct relationships with clients as a result of referrals from Cisco and has from time to time performed pre-sales and post-sales support services for Cisco. In addition, Cisco is a shareholder of the Company and an employee of Cisco is a member of the Company's Board of Directors. Although the Company believes that its relationship with Cisco is good, there can be no assurance that the Company will be able to maintain or enhance its relationship with Cisco. Any deterioration in the Company's relationship with Cisco could have a material adverse effect on the Company's business, operating results and financial condition. In addition, should the Company's relationship with Cisco be perceived as compromising the Company's ability to provide unbiased solutions, the Company's relationship with existing or potential clients could be materially adversely affected.

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

                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 5.   OTHER INFORMATION.
          -----------------

          In December 1996, the Board of Directors appointed Douglas Allred as a director of the Company to fill the vacancy created by the resignation of Donald LeBeau , formerly an officer of Cisco Systems, Inc. Mr Allred is Senior Vice President, Customer Advocacy, of Cisco Systems, Inc.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

          (a)  EXHIBITS

               11.1    STATEMENT OF COMPUTATION OF NET INCOME PER SHARE

               27      FINANCIAL DATA SCHEDULE


          (b)  REPORTS ON FORM 8-K

               NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 31, 1996.

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


Date:  February 12 , 1997

                                 EXHIBIT INDEX


EXHIBIT 11.1          STATEMENT OF COMPUTATION OF NET INCOME PER SHARE

EXHIBIT 27            FINANCIAL DATA SCHEDULE