Form 10-Q
period 1997-03-31
INTERNATIONAL NETWORK SERVICES
filed 1997-05-14
CIK 889085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

  [_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________

                         Commission File Number: 0-21131

                               ------------------

                         INTERNATIONAL NETWORK SERVICES
             (Exact name of registrant as specified in its charter)


          California                                         77-0289509
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

                                 Yes [X] No [_]

The number of shares outstanding of the registrant's Common Stock as of April 30, 1997 was 31,899,380 .

                         INTERNATIONAL NETWORK SERVICES

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

                                                                                                                     PAGE NO.
Item 1.    Condensed Financial Statements

           Condensed Balance Sheets as of March 31, 1997 (unaudited) and June 30, 1996  ...........................      3

           Condensed Statements of Operations (unaudited) for the three and nine month periods ended
               March 31, 1997 and 1996.............................................................................      4

           Condensed Statements of Cash Flows (unaudited) for the nine month periods ended
               March 31, 1997 and 1996.............................................................................      5

           Notes to Condensed Financial Statements ................................................................      6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................................................................      8



                          PART II -- OTHER INFORMATION


Items 1-5. Not applicable

Item 6.    Exhibits and Reports on Form 8-K .......................................................................     13

Signature..........................................................................................................     14


                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                         INTERNATIONAL NETWORK SERVICES

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                 MARCH 31,       JUNE 30,
                                                                                                   1997           1996
                                                                                                 ---------      ---------
                                     ASSETS
Current assets:
     Cash and cash equivalents..........................................................         $  15,977      $     869
     Short-term investments.............................................................            18,256            ---
     Accounts receivable ...............................................................            22,744         11,821
     Deferred income taxes..............................................................               857            857
     Prepaid expenses and other assets..................................................               995            386
                                                                                                 ---------      ---------
         Total current assets...........................................................            58,829         13,933
Property and equipment, net.............................................................             7,881          4,139
                                                                                                 ---------      ---------
         Total assets...................................................................         $  66,710      $  18,072
                                                                                                 =========      =========

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable...................................................................         $   1,997      $   1,908
     Accrued expenses...................................................................             6,983          3,704
     Income taxes payable...............................................................               242            250
     Deferred revenue...................................................................               551            612
     Borrowings under line of credit....................................................              --            1,000
     Current portion of notes payable...................................................              --              399
                                                                                                 ---------      ---------
         Total current liabilities......................................................             9,773          7,873
                                                                                                 ---------      ---------
Notes payable, less current portion.....................................................                --            316
                                                                                                 ---------      ---------
Mandatorily Redeemable Convertible Preferred Stock......................................                --         12,427
                                                                                                 ---------      ---------
Commitments
Shareholders' equity (deficit):
     Preferred Stock, no par value, 5,000,000 shares authorized; no
         shares issued and outstanding..................................................                --             --
     Common Stock, no par value,75,000,000 shares authorized;
         31,656,303 and 11,426,875 shares issued and outstanding
         at March 31, 1997 and June  30, 1996, respectively.............................            54,322          2,394
     Accretion of Mandatorily Redeemable Convertible Preferred Stock....................                --         (2,454)
     Notes receivable from shareholders.................................................            (1,924)        (1,880)
     Retained earnings (deficit)........................................................             4,539           (604)
                                                                                                 ---------      ---------
         Total shareholders' equity (deficit)...........................................            56,937         (2,544)
                                                                                                 ---------      ---------
         Total liabilities and shareholders' equity (deficit)...........................         $  66,710      $  18,072
                                                                                                 =========      =========

           See accompanying notes to condensed financial statements.

                        INTERNATIONAL NETWORK SERVICES

                      CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                MARCH 31,               MARCH 31,
                                                                                ---------               ---------
                                                                           1997         1996        1997       1996
                                                                          -------     -------     -------     -------
Revenue................................................................   $26,539     $12,170     $68,764     $29,286

Operating expenses:
       Professional personnel..........................................    12,366       5,435      31,257      13,230
       Sales and marketing.............................................     3,950       2,193      10,197       5,343
       General and administrative......................................     3,520       1,573       9,712       3,088
       Other costs.....................................................     3,568       1,834       9,870       4,335
                                                                           ------      ------      ------      ------
               Total operating expenses................................    23,404      11,035      61,036      25,996
                                                                           ------      ------      ------      ------

Income from operations.................................................     3,135       1,135       7,728       3,290
Interest and other, net................................................       350          (2)        704          21
                                                                           ------      ------      ------      ------
Income before income taxes.............................................     3,485       1,133       8,432       3,311
Provision for income taxes.............................................     1,359         442       3,289       1,291
                                                                           ------      ------      ------      ------
Net income.............................................................   $ 2,126     $   691     $ 5,143     $ 2,020
                                                                           ======     =======      ======      ======
Net income per share...................................................   $  0.06     $  0.02     $  0.16     $  0.07
                                                                           ======     =======      ======      ======
Shares used to compute net income per share............................    33,687      30,671      32,851      30,546
                                                                           ======     =======      ======      ======



           See accompanying notes to condensed financial statements.

                        INTERNATIONAL NETWORK SERVICES

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
                                                                                                         MARCH 31
                                                                                                --------------------------
                                                                                                    1997            1996
                                                                                                ----------       ---------
Cash flows from operating activities:
     Net income.........................................................................         $   5,143        $  2,020
     Adjustments to reconcile net income
     to net cash used for operating activities:
         Depreciation and amortization..................................................             2,379           1,205
         Changes in operating assets and liabilities:
              Accounts receivable.......................................................           (10,923)         (5,383)
              Prepaid expenses and other assets.........................................              (609)           (695)
              Accounts payable..........................................................                89           1,175
              Accrued expenses..........................................................             3,279             915
              Income taxes payable......................................................                (8)            (58)
              Deferred revenue..........................................................               (61)            336
                                                                                                ----------       ---------
                  Net cash used for operating activities................................              (711)           (485)
                                                                                                ----------       ---------
Cash flows from investing activities:
     Purchases of short-term investments................................................           (18,256)              -
     Purchases of property and equipment................................................            (6,121)         (2,556)
                                                                                                ----------       ---------
                  Net cash used for investing activities................................           (24,377)         (2,556)
                                                                                                ----------       ---------
Cash flows from financing activities:
     Repayments of notes payable........................................................              (715)           (249)
     Repayment of borrowings under line of credit.......................................            (1,000)              -
     Proceeds from issuance of Common Stock, net........................................            41,911              67
                                                                                                ----------       ---------
                  Net cash provided by (used for) financing activities..................            40,196            (182)
                                                                                                ----------       ---------
Increase (decrease) in cash and cash equivalents........................................            15,108          (3,223)
Cash and cash equivalents at beginning of period........................................               869           4,161
                                                                                                ----------       ---------
Cash and cash equivalents at end of period..............................................         $  15,977       $     938
                                                                                                ==========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest.............................................................         $      97       $      79
     Cash paid for income taxes.........................................................         $   3,297       $   1,099

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Issuance of Common Stock in exchange for notes receivable from shareholders........         $       -       $     625


          See accompanying notes to condensed  financial statements.

                        INTERNATIONAL NETWORK SERVICES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

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

     For purposes of presentation, the Company has indicated the third quarter and the first nine months of fiscal 1997 and 1996 as ending on March 31, respectively; whereas, in fact the Company's fiscal quarters end on the Sunday nearest the end of the calendar quarter.

     The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 or any other future interim period, and the Company makes no representations related thereto.


NOTE 2--BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                           MARCH 31      JUNE 30
                                                             1997          1996
                                                           -------       -------
 Accounts receivable:
     Trade.......................................        $23,387         $12,375
     Less: allowance for doubtful accounts.......           (643)           (554)
                                                         -------         -------
                                                         $22,744         $11,821
                                                         =======         =======

 Property and equipment:
     Computer equipment..........................        $11,247         $ 6,511
     Furniture and fixtures......................          1,997             612
                                                         -------         -------
                                                          13,244           7,123
     Less: accumulated depreciation..............         (5,363)         (2,984)
                                                         -------         -------
                                                         $ 7,881         $ 4,139
                                                         =======         =======
 Accrued expenses:
     Accrued compensation and employee
        benefits.................................         $6,383         $ 3,356
     Other liabilities...........................            600             348
                                                         -------         -------
                                                         $ 6,983         $ 3,704
                                                         =======         =======

                        INTERNATIONAL NETWORK SERVICES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)
                                  (CONTINUED)


NOTE 3--CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents include commercial paper, U.S. Treasury Bills, demand notes and government agency bonds. Short-term investments, all of which are classified as
"available for sale", consist of high quality debt securities with original maturity dates greater than 90 days. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in securities classified as available for sale are reported at fair value with unrealized gains and losses, net of related taxes, reported as a separate component of shareholders' equity. At March 31, 1997, the estimated fair value approximated cost.


NOTE 4--INITIAL PUBLIC OFFERING

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


NOTE 5--NET INCOME PER SHARE

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

NOTE 6--RECENT ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share." It replaces the presentation of primary earnings per share (EPS) with a presentation of basics EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. FAS 128 must be adopted for the second quarter of fiscal 1998. The following table represents unaudited, pro forma disclosures of basic and diluted earnings per share in accordance with FAS 128 assuming the standard was applied during all periods presented below:

                                                              Three Months Ended           Nine Months Ended
                                                                    March 31,                   March 31,
                                                              ---------------------       --------------------
                                                              1997            1996        1997            1996
                                                              ----            ----        ----            ----
Net income per common share--as reported                      $0.06           $0.02       $0.16          $0.07
Basic net income per common share--pro forma                  $0.07           $0.08       $0.20          $0.24
Diluted net income per common share--pro forma                $0.06           $0.02       $0.16          $0.07

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     International Network Services ("INS" or "the Company") is a provider of services for complex enterprise networks. The Company provides services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex technologies and multi-vendor environments. Areas of expertise include WANs, network management, network and host security and high performance LANs and VLANs. Substantially all of the Company's revenue is derived from professional services, which are generally provided to clients on a "time and expenses" basis. Professional services revenue is recognized as services are performed. Any payments received in advance of services performed are recorded as deferred revenue. The Company also performs a limited number of fixed-price projects under which revenue is recognized using the percentage-of-completion method. In addition, the Company is leveraging its expertise in complex networks to develop electronic services for certain repetitive network management tasks, such as network monitoring and network performance reporting. Revenue derived from electronic services has not been significant to date. Electronic services revenue is recognized ratably over the term of the contract. As of March 31, 1997, the Company had 579 network systems engineers.

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



RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data as a percent of revenue:

                                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                   MARCH 31,                 MARCH 31,
                                                                             --------------------       -------------------
                                                                               1997         1996         1997         1996
                                                                             -------       ------       ------       ------
Revenue  ................................................................      100.0%       100.0%       100.0%       100.0%

Operating expenses:
     Professional personnel..............................................       46.6         44.7         45.5         45.2
     Sales and marketing.................................................       14.9         18.0         14.8         18.3
     General and administrative..........................................       13.3         12.9         14.1         10.5
     Other costs.........................................................       13.4         15.1         14.4         14.8
                                                                              ------       ------       ------       ------
         Total operating expenses........................................       88.2         90.7         88.8         88.8
                                                                              ------       ------       ------       ------
Income from operations...................................................       11.8          9.3         11.2         11.2
Interest and other, net .................................................        1.3            -          1.0          0.1
                                                                             -------       ------       ------       ------
Income before income taxes...............................................       13.1          9.3         12.2         11.3
Provision for income taxes...............................................        5.1          3.6          4.8          4.4
                                                                             -------       ------       ------       ------
Net income...............................................................        8.0          5.7          7.4          6.9
                                                                             =======       ======       ======       ======

REVENUE

     Substantially all of the Company's revenue is derived from fees for professional services. The Company also derives revenue from electronic services; however, such revenue has not been significant to date. Revenue increased 118% to $26.5 million for the three months ended March 31, 1997 from $12.2 million in the same period of the prior year. Revenue increased 135% to $68.8 million in the nine months ended March 31, 1997 from $29.3 million in the same period in the prior year. Revenue increased primarily due to an increase in the number of professional service projects and to the increase in the size of projects. The Company does not believe that these rates of growth are sustainable in future periods. The Company's revenue is dependent in large part on its ability to attract, retain and utilize qualified network systems engineers.

OPERATING EXPENSES

     Professional  personnel.  Professional personnel expenses consist primarily
     -----------------------
of compensation and benefits of the Company's employees engaged in the delivery of professional services and electronic services. Professional personnel expenses were $12.4 million and $31.3 million for the three-month and nine-month periods ended March 31, 1997, respectively, compared to $5.4 million and $13.2 million, respectively, for the same periods in fiscal 1996. The increase in absolute dollars is attributable primarily to an increase in the number of network system engineers. As a percent of revenue, professional personnel expenses increased to 46.6% and 45.5% for the three-month and nine-month periods ended March 31, 1997, respectively, compared to 44.7% and 45.2% for the same respective periods in the prior year. Professional personnel expenses increased as a percent of revenue in the three month and nine month periods ended March 31, 1997 due to lower utilization of professional personnel.

     Sales and  marketing.  Sales and marketing  expenses  consist  primarily of
     --------------------
compensation (including commissions) and benefits of sales and marketing personnel and outside marketing expenses. Sales and marketing expenses were $4.0 million and $10.2 million for the three-month and nine-month periods ended March 31, 1997, respectively, compared to $2.2 million and $5.3 million, respectively, for the same periods in fiscal 1996. The increase in absolute dollars was due primarily to the growth in the number of sales and marketing employees and to commissions resulting from increased revenue. As a percent of revenue, sales and marketing expenses decreased to 14.9% and 14.8% for the three-month and nine-month periods ended March 31, 1997, respectively, from 18.0% and 18.3%, respectively, in the same periods of fiscal 1996. The decrease, on a percentage basis, was due primarily to a decrease in commission rates and increased revenue.

     General and administrative.  General and administrative expenses consist of
     --------------------------
expenses associated with executive staff, finance and administration, corporate facilities, information systems and human resources. General and administrative expenses were $3.5 million and $9.7 million for the three-month and nine-month periods ended March 31, 1997, respectively, compared to $1.6 and $3.1 million, respectively, for the same periods in fiscal 1996. General and administrative expenses have increased in absolute dollars as the Company has continued to add personnel to support the Company's growth in operations. As a percent of revenue, general and administrative expenses increased to 13.3% and 14.1% for the three-month and nine-month periods ended March 31, 1997, respectively, from
12.9 % and 10.5%, respectively, in the same periods of fiscal 1996. General and administrative expenses increased as a percent of revenue in the three-month and nine-month periods ended March 31, 1997 as a result of the Company's investment in its infrastructure to support the growth in operations.

     Other  costs.  Other  costs  consist of  expenses  related to  professional
     ------------
personnel (other than compensation and benefits), including travel and entertainment, certain recruiting and professional development expenses, field facilities, depreciation, expensed equipment and supplies, and research and development expenses related to electronic services. Other costs were $3.6 million and $9.9 million for the three-month and nine-month periods ended March 31, 1997, respectively, compared to $1.8 million and $4.3 million, respectively, for the same periods in fiscal 1996. Other costs increased primarily as a result of increases in the number of professional personnel employed, and to a lesser extent, the costs of field offices established since the first quarter of fiscal 1996. Other costs decreased as a percent of revenue to 13.4% and 14.4% for the three-month and nine-month periods ended March 31, 1997, respectively, as compared to 15.1% and 14.8%, respectively, for the same periods in fiscal 1996. Other costs, as a percent of revenue, fluctuate primarily due to the timing of training and recruiting expenses.

     Interest  and Other,  Net.  Interest and other,  net,  consists of interest
     -------------------------
income and expense. Interest income consists primarily of interest on cash, cash equivalents and short term investments and notes receivable from shareholders. Interest expense consists of interest associated with bank borrowings. Net interest income was $350,000 for the three-month period ended March 31, 1997 as compared to net interest expense of $2,000 for the three-month period ended March 31, 1996. Net interest income was $704,000 and $21,000 for the nine-month periods ended March 31, 1997 and 1996, respectively. The increase in net interest income reflects increased cash available for investment and a decrease in bank borrowings during the first quarter of fiscal 1997. All outstanding debt was repaid upon completion of the initial public offering in September 1996.

     Provision for Income Taxes.  Income tax expense represents combined federal
     --------------------------
and state taxes at an effective rate of 39% for fiscal 1997 and fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering, the Company financed its operations and investments in property and equipment primarily through a combination of cash generated from operations, the private sale of equity securities, private debt and bank borrowings. In September 1996, the Company completed an initial public offering of common stock resulting in net proceeds to the Company of approximately $41.9 million. The Company has a bank credit facility which includes a revolving line of credit that provides for borrowings equal to the lesser of $6.0 million or 80% of eligible accounts receivable and a term facility that provides for borrowings up to $3.0 million for capital equipment purchases. Advances under the revolving line and term facility bear interest at the bank's prime rate plus 1.00% and 1.25%, respectively. As of March 31, 1997, there were no borrowings under these credit facilities. The credit facility expires in June 1997, is secured by substantially all of the assets of the Company, and contains customary covenants and restrictions. As of March 31, 1997, the Company was in compliance with all such covenants and restrictions.

     At March 31, 1997, the Company had $34.2 million in cash, cash equivalents and short-term investments, representing an increase of $33.4 million from June 30, 1996. The increase was primarily due to cash provided as a result of the completion of the Company's initial public offering.

     Net cash used in operations for the first nine months of fiscal 1997 was $711,000. Cash used in operations primarily reflects increases in accounts receivable. Although the Company believes its collections experience is within industry standards, the Company's inability to collect for its services on a timely basis in the future could have a material adverse effect on the Company's business, operating results and financial condition. Capital expenditures were $6.1 million during the nine months ended March 31, 1997. The capital expenditures were primarily attributable to additional equipment requirements associated with increases in the number of employees and expenditures for equipment and office furniture associated with the Company's new corporate headquarters and other field facilities. The Company currently has no material capital commitments.

     The Company believes that the cash, cash equivalents and short-term investments, together with available credit facilities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.


RISK FACTORS THAT MAY AFFECT OPERATING RESULTS

     The following risk factors could materially and adversely affect the Company's future operating results and could cause actual events to differ materially from those predicted in the Company's forward-looking statements related to its business.

     Variability  of  Quarterly  Operating  Results.  Substantially  all  of the
     ----------------------------------------------
Company's revenue is derived from professional services, which are generally provided on a "time and expenses" basis. Professional services revenue is recognized only when network systems engineers are engaged on client projects. In addition, a substantial majority of the Company's operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any underutilization of network systems engineers may cause significant variations in operating results in any particular quarter and could result in losses for such quarter. Factors which could cause such underutilization include: the reduction in size, delay in commencement, interruption or termination of one or more significant projects; the completion during a quarter of one or more significant projects; the overestimation of resources required to complete new or ongoing projects; and the timing and extent of training, weather related shut-downs, vacation days and holidays. The Company's revenue and earnings may also fluctuate from quarter to quarter based on a variety of factors including the loss of key employees, reductions in billing rates, write-offs of billings, or services performed at no charge as a result of the Company's failure to meet its clients' expectations, claims by the Company's clients for the actions of the Company's employees arising from damages to clients' business or otherwise, competition, timing of employment taxes, the initial or ongoing market acceptance of EnterprisePRO (see "Uncertainty of Market Acceptance of Electronic Services"), the development and introduction of new services and general economic conditions. In addition, the Company plans to continue to expand its operations by hiring additional network systems engineers and other employees, and adding new offices, systems and other infrastructure. The resulting increase in operating expenses would have a material adverse effect on the Company's operating results if revenue were not to increase to support such expenses. Based upon all of the foregoing, the Company believes that quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.


     Risks  Associated  with  Client  Concentration.  The  Company has derived a
     ----------------------------------------------
significant portion of its revenue from a limited number of large clients and expects this concentration to continue. The Company's largest client, MCI Corp. ("MCI"), accounted for approximately $7.5 million, or 17.0%, of the Company's revenue in fiscal 1996. No one customer accounted for more than 10% of the Company's revenues for the three or nine month periods ended March 31, 1997. There can be no assurance that revenue from MCI or other clients that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. The Company does not have a long-term services contract with MCI or any of its other clients. Any significant reduction in the scope of the work performed for MCI, any other significant client or a number of smaller clients, the failure of anticipated projects to materialize, or deferrals, modifications or cancellations of ongoing projects by any of these clients could have a material adverse effect on the Company's business, operating results and financial condition.

     Need to  Attract  and  Retain  Qualified  Network  Systems  Engineers.  The
     ---------------------------------------------------------------------
Company's future success will depend in large part on its ability to hire, train and retain network systems engineers who together have expertise in a wide array of network and computer systems and a broad understanding of the industries the Company serves. Competition for network systems engineers is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In particular, competition is intense for the limited number of qualified managers and senior network systems engineers. The Company has experienced, and may in the future experience, high rates of turnover among its network systems engineers. Any inability of the Company to hire, train and retain a sufficient number of qualified network systems engineers could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, any inability of the Company to attract and retain a sufficient number of qualified network systems engineers in the future could impair the Company's planned expansion of its business.

     Management  of Growth.  The Company has  recently  experienced  a period of
     ---------------------
rapid revenue and client growth and an increase in the number of its employees and offices and the scope of its supporting infrastructure. The Company does not believe these rates of growth are sustainable. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on the Company's management and operating and financial systems. The Company will be required to continue to implement and improve its systems on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and clients and the increased size of the Company's operations. There can be no assurance that the Company's management or systems will be adequate to support the Company's existing or future operations. Any failure to implement and improve the Company's systems or to hire and retain the appropriate personnel to manage its operations would have a material adverse effect on the Company's business, operating results and financial condition.

     Absence of Long-Term  Agreements.  The Company's clients are generally able
     --------------------------------
to reduce or cancel their use of the Company's professional services without penalty and with little or no notice. As a result, the Company believes that the number and size of its existing projects are not reliable indicators or measures of future revenue. The Company has in the past provided, and is likely in the future to provide, services to clients without a long-term agreement. When a client defers, modifies or cancels a project, the Company must be able to rapidly redeploy network systems engineers to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. In addition, the Company's operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of its business relationships with any of its significant clients or with a number of smaller clients could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Uncertainty  of Market  Acceptance  of Electronic  Services.  The Company's
     -----------------------------------------------------------
long-term strategy is to derive a portion of its revenue from electronic services, although such revenue has not been significant to date. The Company has in the past offered, on a limited basis, an electronic service that has not achieved significant market acceptance or generated significant revenue. The Company has expended, and expects to continue to expend, substantial amounts in the development and marketing of its electronic services. The Company has recently introduced EnterprisePRO, an enhanced version of the prior electronic service. The introduction of EnterprisePRO and any other electronic services that the Company may develop in the future will be subject to risks generally associated with new service introductions, including delays in development, testing or introduction, or the failure to satisfy clients' requirements. There can be no assurance that EnterprisePRO will gain market acceptance on a timely basis or at all. The failure of EnterprisePRO, or any other new electronic services that the Company may develop, to gain market acceptance on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition.

     Relationship   with   Cisco   Systems.    Although   the   Company   is   a
     -------------------------------------
vendor-independent provider of network services, the Company has a significant relationship with Cisco Systems, Inc. ("Cisco") and believes that maintaining and enhancing this relationship is important to the Company's business due to Cisco's leading position in the large scale, enterprise internetworking market. Cisco develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed LANs and WANs. The Company has entered into direct relationships with clients as a result of referrals from Cisco and has from time to time performed pre-sales and post-sales support services for Cisco. In addition, Cisco is a shareholder of the Company and an employee of Cisco is a member of the Company's Board of Directors. Although the Company believes that its relationship with Cisco is good, there can be no assurance that the Company will be able to maintain or enhance its relationship with Cisco. Any deterioration in the Company's relationship with Cisco could have a material adverse effect on the Company's business, operating results and financial condition. In addition, should the Company's relationship with Cisco be perceived as compromising the Company's ability to provide unbiased solutions, the Company's relationship with existing or potential clients could be materially adversely affected.

     Risks  Associated  With  Potential  Acquisitions.  As part of its  business
     ------------------------------------------------
strategy, the Company may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any such future transactions would be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others, the difficulty associated with assimilating the personnel and operations of acquired companies, the potential disruption of the Company's ongoing business, the distraction of management and other resources, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired personnel, technology and rights, the maintenance of uniform standards, controls, procedures and policies, and the impairment of relationships with employees and clients as a result of the integration of new management personnel. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with any such acquisitions.

     Risks Associated With Potential International Expansion. A component of the
     -------------------------------------------------------
Company's long-term strategy is to expand into international markets. If the Company opens any international offices and the revenue generated by these offices are not adequate to offset the expense of establishing and maintaining
these  foreign  operations,  the  Company's  business,   operating  results  and
financial condition could be materially adversely affected. The Company intends to open its first international office in fiscal 1998, however, there can be no assurance that the Company will be able to do so on a timely basis, or at all. To date, the Company has provided limited professional services to certain of its United States based clients in foreign locations. There can be no assurance that the Company will be able to successfully market, sell and deliver its services in these markets. In addition to the uncertainty as to the Company's ability to expand into international markets, there are certain risks inherent in conducting business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, employment laws and practices in foreign countries, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, imposition of currency exchange controls, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete effectively in these markets.

                         PART II -- OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  EXHIBITS


                11.1    STATEMENT OF COMPUTATION OF NET INCOME PER SHARE

                27      FINANCIAL DATA SCHEDULE


           (b)  REPORTS ON FORM 8-K
                No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES

     PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                  INTERNATIONAL NETWORK SERVICES

                                  By: /s/  Kevin J. Laughlin
                                     ----------------------------------------
                                      Kevin J. Laughlin
                                      Vice President, Chief Financial Officer
                                      and Secretary
                                      (Principal Financial and Accounting
                                      Officer and Duly Authorized Officer)


Date: May 14 , 1997

                                 EXHIBIT INDEX



EXHIBIT 11.1        STATEMENT OF COMPUTATION OF NET INCOME PER SHARE

EXHIBIT 27          FINANCIAL DATA SCHEDULE