Form 10-K405
period 1997-06-30
INTERNATIONAL NETWORK SERVICES
filed 1997-09-26
CIK 889085

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended       Commission File Number
                   June 30, 1997                     0-21131


                        INTERNATIONAL NETWORK SERVICES
            (Exact name of registrant as specified in its charter)
                    California                        77-0289509
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

                1213 Innsbruck Drive, Sunnyvale, CA      94089
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (408) 542-0100

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, no par value per share
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 8, 1997, there were 32,216,544 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on September 8, 1997) was approximately $365,939,595.00. Shares of Common Stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's Annual Report to Shareholders for the year ended June 30, 1997 (the "1997 Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Also, certain sections of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on October 30, 1997 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                    International Network Services Form 10-K
                     For the Fiscal Year Ended June 30, 1997

                                Table of Contents

Part I

         Item    1. Business
         Item    2. Properties
         Item    3. Legal Proceedings
         Item    4. Submission of Matters to a Vote of Security Holders


Part II

         Item    5. Market for the Company's Common Stock and Related Share-
                    holder Matters
         Item    6. Selected Financial Data
         Item    7. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
         Item    8. Financial Statements and Supplementary Data
         Item    9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

         Item    10. Directors and Executive Officers of INS
         Item    11. Executive Compensation
         Item    12. Security Ownership of Certain Beneficial Owners and
                     Management
         Item    13. Certain Relationships and Related Transactions

Part IV

         Item    14. Exhibits, Financial Statements Schedule, and Reports on
                     Form 8-K

                     Exhibit Index
                     Signatures
                     Financial Statement Schedule

PART I

ITEM 1. BUSINESS

       The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward-looking statements as a result of the risks set forth in the following discussion and, in particular, the risks discussed below under the caption "Risk Factors that May Affect Operating Results."

     International Network Services ("INS" or the "Company") is a worldwide provider of services for complex enterprise networks. The Company provides services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex network technologies and multivendor environments. Areas of expertise include wide area networks ("WANs"), network management, network and host security and high performance local area networks ("LANs"), and virtual LANSs ("VLANs"). As a services only provider, the Company believes that it is able to provide unbiased assessments and optimal solutions for its clients. The Company offers its services on a long or short term basis in any or all phases of the network life cycle. The Company's services are particularly well suited to clients who out-task a portion of their information technology infrastructure. The Company has developed an on-line solutions resource, Knowledge Network, through which the Company's network systems engineers communicate and collaborate to provide solutions to clients' complex enterprise network needs. The Company is leveraging its expertise in complex networks to develop electronic services for certain repetitive network management tasks, such as network monitoring and network performance reporting. The Company's current electronic service, EnterprisePROSM, is designed to collect data, generate reports and compile network information for use in the optimization of networks. The Company serves its clients, many of which have multi-location enterprise networks, through its network of 27 offices. As of June 30, 1997, the Company employed 813 persons, including 651 network systems engineers and managers.


Background

     The ability of businesses to exchange information both internally and externally is a competitive advantage in many industries. To exchange information, many businesses are increasingly using client/server based applications, e-mail, remote access by mobile workers, the Internet, corporate Intranets, video, graphics and audio. The amount of data generated by these applications combined with the larger number of users connected to networks, has increased traffic and placed higher demand on networks. In this environment, companies that have the most responsive and reliable information systems networks will have a competitive advantage.

     As network traffic has grown, the technology underlying networks has become increasingly complex. Network hardware and software companies are rapidly developing sophisticated new technologies such as routers, inverse multiplexers, switches, asynchronous transfer mode ("ATM") and VLANs to accommodate the increase in data traffic. The implementation of these technologies requires significant expertise. In addition, the complexity of networks is magnified by the need to integrate these new technologies with legacy network systems. As a result, it is increasingly difficult for network managers to ensure the reliability, performance and security of these large, heterogeneous networks. Furthermore, the tools available to manage today's networks are themselves very complex and require investments in hardware, software, personnel and training.

      Although companies have attempted to develop the necessary expertise, this rapid technological change and increasing complexity have made it difficult for companies to implement and manage their large multivendor network environments. In addition, to remain competitive, companies are increasingly focused on their core business competencies and often turn to third-party service providers for non-core functions, such as those related to their computing environments. While some companies "out-source" their entire computing environment, an increasing number of companies are pursuing an approach to more actively manage their computing environments by "selectively out-sourcing" or "out-tasking" only a limited set of services. The rapid technological changes in networking and the move to out-tasking have created increased demand for third-party network services.

     To date, it has been difficult for businesses to find adequate third-party solutions for their complex network services needs. Although there are many suppliers of network services, few focus on services for complex multivendor networks. For example, some computer systems and network equipment vendors provide services; however, they focus on distributing their own products and often lack the skills to implement solutions in multivendor environments. Systems integrators and value added resellers ("VARs") have historically focused on legacy computing environments and often do not have sufficient expertise in distributed client/server network environments. Telecommunications providers are often called upon to provide complex multivendor data network services as part of total communication solutions; however, they often do not have adequate or available expertise and therefore often look to other third-party service providers for complex network services.


INS Solution

     INS is a provider of services for complex enterprise networks. The Company provides services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex network technologies and multivendor environments. As a services-only provider, the Company believes that it is able to provide unbiased assessments and optimal solutions for its clients. In addition, the Company provides a focused, flexible approach to assisting clients in any or all phases of the network life cycle. The Company's services are particularly well suited to out-tasking. The Company has developed an on-line solutions resource, Knowledge Network, through which the Company's network systems engineers communicate and collaborate to provide solutions to clients' complex enterprise network needs. In addition to professional services, the Company is developing electronic services that provide clients with cost-effective solutions for repetitive network management tasks. The Company's current electronic service, EnterprisePRO, is designed to collect data, generate reports and compile network information for use in the optimization of networks. The Company serves its clients, many of which have multi-location enterprise networks, through its network of 27 offices.


Strategy

     The Company's objective is to become the premier provider of services for complex enterprise networks. To achieve its objective, the Company is pursuing the following strategies:

     Build and Strengthen Client Relationships. The Company believes that delivering dependable, high-quality network services is critical to strengthening its relationships with existing clients, gaining repeat business and generating new business from referrals. The Company seeks to establish long-term relationships with its clients by becoming an integral part of their network operations. The Company also plans to continue to build and strengthen relationships with hardware and software vendors, system integrators and telecommunications providers to assist them in providing total networking solutions to their customers.

     Expand Client Base in Existing and New Markets. The Company's strategy is to expand its presence in the geographic markets it currently serves and to enter new markets where it views the opportunity as attractive. The Company currently offers its services through a network of offices throughout the United States. The Company believes that a broad presence will strengthen its competitive position within the network services market and enable it to better service its clients and enter new markets in the United States and internationally.

     Attract and Retain High Quality Network Systems Engineers. The Company believes that its network systems engineers are critical to its success. The Company's strategy is to continue to attract and retain the most qualified network systems engineers by providing a rich environment and culture and by offering professional development and financial opportunities. The Company generally recruits network systems engineers that have significant technical expertise and offers them professional training as well as the opportunity to accelerate their career development by working on difficult problems and collaborating with other network systems engineers to implement sophisticated technology in complex enterprise networks. The Company promotes its corporate culture with stated values that encourage employees to be their best, work as a team and continually learn. The Company intends to continue to build its worldwide recruiting organization and to invest heavily in training and development.

     Develop and Expand Corporate Infrastructure. The Company believes that its corporate infrastructure provides it with a competitive advantage in delivering services while enabling it to expand its operations. This infrastructure includes functions, such as recruiting, training and professional development, collaboration tools, such as Knowledge Network, and management information systems to give management the information necessary to make timely and accurate decisions. The Company believes that by continuing to develop and refine its employee recruiting and training infrastructure, strengthening its operational management reporting systems and controls, and expanding its information resources, it will be well-positioned to deliver high quality network services and support any growth in its operations.

     Expand Electronic Services. The Company intends to leverage its expertise in complex networks by developing electronic services for certain repetitive network management tasks, such as network monitoring and network performance reporting. In addition to the potential of revenue from service and license fees, electronic services are designed to build and maintain client relationships and provide opportunities for additional professional services. The Company introduced EnterprisePRO, its current electronic service, in July 1996.

     Pursue Strategic Acquisitions. The Company intends to research, and if appropriate, pursue acquisitions some of which may include expanding within existing markets, entering new markets, increasing the range of services, adding industry and technical expertise, and/or acquiring technology that can be used in electronic services.

     No assurance can be given that the Company will be able to implement its strategy or achieve its objectives. See "Risk Factors That May Affect Operating Results."


Services

     The Company provides professional services and technology expertise for all phases of the network life cycle and provides an electronic service for routine network management tasks.


   Professional Services

     The Company had 651 network systems engineers engaged in providing services for complex enterprise networks as of June 30, 1997. The Company has both the breadth of expertise required to support the full life cycle of a network, which includes planning, design, implementation, operations and optimization, and the depth of expertise required to address complex and rapidly changing technology. The Company offers its services on a long- or short-term basis in any or all phases of the network life cycle. The Company's services maximize flexibility in meeting customer requirements, offer added value, and can be clearly described and presented.

     In order to meet the challenge of providing consistent, quality service, the Company staffs each project with a complement of network systems engineers with requisite technical and management experience. The Company works with the client to create a plan that defines what will be delivered as well as how success or completion will be measured. To encourage quality assurance the Company involves the service management team in all aspects of delivery and also coordinates content reviews and progress reviews. Further, the Company uses Knowledge Network to bring the expertise and experience of many talented network systems engineers to bear on an assignment.

     The Company's services are provided either as discrete projects or as part of ongoing relationships. Project content and scope range from simple task-oriented engineering and value-added implementation efforts to large-scale programs involving multiple resources across several client locations. The Company generates revenue from its professional services on a time and expenses basis; however, some projects with well-defined content may be delivered on a fixed-price basis. The success of the Company's business will depend on the Company's ability to fulfill the increasingly sophisticated needs of its clients. The Company's clients are generally able to reduce or cancel their use of the Company's services without penalty and with little or no notice. See "Risk Factors That May Affect Operating Results, --Absence of Long-Term Agreements" and "--Risks Associated With Electronic Services."

   Network Life Cycle Services

     The Company provides services for any or all phases of the network life cycle, which includes planning, design, implementation, operations and optimization.

     Network Planning. The network planning phase of the network life cycle focuses on providing clients with strategic and tactical reviews of their current network operations and future network requirements. Network planning services encompass a number of critical planning elements:

     . Defining client business requirements

     . Developing strategic information architectures

     . Performing network baseline audits

     . Preparing capacity plans for the physical network, logical transport and services

     . Selecting preferred technology

     . Conducting network security audits and planning

     Network Design. The network design phase includes services that assist in the design of physical, logical and operational information infrastructures. These services involve detailing the network specifications and implementation tactics necessary to achieve clients' business objectives. The Company generates a set of working papers that identify the specific technologies to be used and how these technologies will be configured and implemented. These services also take into consideration how the new technology will integrate into the client's existing hardware and software and how it will be managed on an ongoing basis. Examples of services provided by the Company in the network design phase include:

     . Defining functional requirements

     . Developing multivendor integration plans

     . Preparing technical design documentation

     . Developing engineering specifications and documents

     . Preparing Request for Proposal specifications or other make/buy criteria

     . Providing detailed component purchasing lists

     Network Implementation. The network implementation phase includes high value-added network services, such as internet protocal addressing and router configuration, and, to a much lesser extent, traditional system integrator functions, such as hardware installation. The Company believes it has expertise in integrating new systems without disrupting ongoing business operations, thereby adding value and reducing risk to clients. The Company customizes an implementation plan for each client, which may include the following activities:

     . Project management

     . Integrating new hardware and software products and systems

     . Building network operations and management centers

     . Re-configuring and upgrading network elements, systems and facilities

     . Implementing installation documentation, conformance testing and compliance certification

     Network Operations. The network operations phase includes ongoing tasks necessary to keep the client's network fully operational. The Company has experience in delivering operations services to a range of clients, including those with newer client/server networks running both Internet (TCP/IP) and workgroup (Novell and Microsoft) protocols intermingled with legacy (SNA) networks. Specific operations activities are delivered according to individual client requirements drawing from a well-understood set of operating practices. Examples of these practices include:

     . Network administration, including management of user accounts, service levels, and client administrative or accounting practices

     . Network utilization analysis, involving ongoing measurement of network activity against established network baselines

     . Ongoing management of documentation, including physical assets, logical topologies, policies and procedures

     . Network troubleshooting, involving fault detection, isolation, repair and restoration

     . Alarm management including setting of alarm levels, cross-correlation, problem diagnosis and dispatch of service resources

     . Network backup, including design and supervision of backup processes and policies, and exercise of disaster recovery procedures

     . Routine moves, additions, and changes to network elements, infrastructure and services

     Network Optimization. The network optimization phase involves maximizing the rate of return of enterprise network investments on behalf of the client by such methods as reducing operating costs and increasing network utilization. Although optimization may be viewed as a separate stage of the network life cycle, optimization is closely linked with the other phases of the network life cycle. Optimization services can be long-term in nature, address issues such as cost containment and utilization, and are often aimed at optimizing LAN infrastructure. These services can also be packaged as discrete projects, designed to present alternatives for optimization of workgroup, departmental, building, or campus network investments.

Finally, the Company can assist in optimizing "logical" networks, wherein the Company addresses a protocol, service or application operating in the larger context of the client's enterprise network. Examples of the Company's network optimization services include:

     . Recommendations for efficient allocation of bandwidth

     . Network traffic analysis, identification of bottlenecks and recommendations for change

     . Network process re-engineering

     . Knowledge transfer to client operations personnel on topics, such as basic practices, or operation of network management tools and stations


   Technology Expertise

     The Company has developed expertise in a number of areas, including WANs, network management, network and host security, high performance LANs and VLANs.

     Wide Area Networks. Wide area network design and optimization has special value in multi-protocol, multi-vendor enterprise network environments. The Company has substantial expertise in the design and optimization of shared transport TCP/IP and SNA networks, including emerging and legacy networking disciplines that span more than 20 years of network technology. Subject matter expertise includes commercial transport technologies (frame relay, ATM, T1/T3 leased lines with HDLC, SONET, SMDS, ISDN, and X.25), interior and exterior routing protocols (IGRP, EIGRP, CIDR, BGP-4, OSPF, RIP, and RIPv2), and commonly used network protocols (TCP/IP, SNA, IPX, Apple, DECnet, VINES).

     Network Management. Network management practices include design and implementation of network operations/management centers, design of distributed network management systems, selection, installation, and integration of network management platforms and integration with alarm managers, trouble ticket systems and "manager of managers" tools. Subject matter expertise includes SNMP, SNMPv2, RMON, RMON-II, HPOV, Optivity, Netview 6000, SunNet Manager, Spectrum, Seagate NerveCenter, Remedy ARS and broad-based skills in network management concepts and functions (fault, performance, configuration, accounting, security).

     Network and Host Security. Network and host security practices include research and documentation of security policies, selection and installation of Internet and Intranet firewalls, secure remote access solutions, identification and installation of various security tools, audits of server and workstation security, and training of clients on security topics. Subject matter expertise includes firewall design, remote access design, authentication, server, host, and workstation industry best practices, new security protocols (S/WAN, SHTTP, SSL), cryptography and encryption, and high performance secure platforms.

     High Performance Local Area Networks and Virtual Local Area Networks. Consulting on design and implementation of high-performance LANs and VLANs requires maintaining state of the art expertise on a broad array of topics. The Company has expertise in switching technology and products, performance tuning, ATM technology and applications, ATM migration, full-duplex LANs, and other high speed LAN components.


   Electronic Services

     The Company is leveraging its expertise in complex networks to develop electronic services for certain repetitive network management tasks, such as network monitoring and network performance reporting. The Company's current electronic service, EnterprisePRO, is designed to collect data, generate reports and compile network information for use in the optimization of networks. EnterprisePRO enables clients to obtain important network trending data without investing in costly network performance hardware and software or devoting valuable staff time. The Company believes that EnterprisePRO can reduce network administration costs, improve operating efficiencies and provide a better perspective on network performance.

     EnterprisePRO is designed to be a "turn-key" service for network performance reporting and analysis. The service includes continuous monitoring of device availability and network capacity, daily performance data back up, and 11 daily quality checks customized to clients' networks. The Company installs the EnterprisePRO server at the client site and connects it to the INS operations center at the Company's headquarters. The EnterprisePRO server software provides a proprietary network data collection system and an intuitive Web-based user interface. A single server polls each device every five minutes and can monitor up to 10,000 network interfaces. The Web-based interface provides customizable network views that allow clients to do network diagnosis, interactive decision support, and management information for fact-based network architecture and upgrade planning. EnterprisePRO reports include utilization statistics for frame relay, WAN, LAN and router CPU, ethernet Hubs device uptime, and RMON and ROMON 2 statistics, including top transmitters and protocol distribution. The INS operations center includes additional proprietary software. The EnterprisePRO server automatically connects to the operations center by modem and downloads the data. Operations center personnel back up the data and view generated exception reports to do daily quality checks and provide client support. The operations center also prints summary reports that are sent to clients on a weekly basis and performs updates to client configurations, troubleshooting of EnterprisePRO servers and updates EnterprisePRO service via a software push delivery model.

     EnterprisePRO was introduced in July 1996. The Company generally receives a one-time installation fee and a service and/or license fee that varies with the size of the network being monitored.

     The Company has in the past offered on a limited basis an electronic service that has not achieved significant market acceptance or generated significant revenue. EnterprisePRO is an enhanced version of the prior service. No assurance can be given that EnterprisePRO, or any other electronic service that the Company may develop in the future, will achieve market acceptance on a timely basis, or at all. Sales of EnterprisePRO were not significant in fiscal 1997.

     The Company believes that its professional services and electronic services complement one another. The cumulative expertise of the Company's professional services staff provides valuable information upon which electronic services may be based. Electronic services are designed to build and maintain client relationships and provide opportunities for additional professional services.

Knowledge Network

     Knowledge Network is the Company's on-line solutions resource. Knowledge Network combines the Company's proprietary information stored in a document management system, a library of industry and manufacturer product information and specifications, periodicals, databases and CDs from vendors providing additional technical support, and a means by which the Company's network systems engineers can communicate and collaborate in resolving clients' complex enterprise network issues. Network problems encountered by INS network systems engineers and the ultimate solutions are catalogued and stored on a confidential central database for use by INS network systems engineers and management only. INS network systems engineers are able to query the Knowledge Network for precedents, conversation threads and other possible solutions for difficult network issues and can send e-mail through the Knowledge Network to other INS network systems engineers for assistance in resolving these issues. Knowledge Network enables the Company to leverage the collective talents and experience of network experts in the organization to provide clients with proven and cost-effective solutions to their network services needs. The Company believes that the Knowledge Network provides it with a competitive advantage over other network services providers.

Clients

The Company performs professional services for a variety of clients across a broad range of industries. The Company has derived a significant portion of its revenue from a limited number of large clients and expects this concentration to continue. No one client accounted for more than 10% of revenue in fiscal 1997. MCI Communications Corporation, ("MCI") accounted for approximately $7.5 million, or 17.0%, of the Company's revenue in fiscal 1996. No other client accounted for more than 10% of the Company's revenue in fiscal 1996.. See "Risk Factors That May Affect Operating Results--Risks Associated with Client Concentration" and "--Absence of Long-Term Agreements."


Sales and Marketing

     The Company employs account managers who identify and sell to clients and manage client relationships. Many members of the Company's account management team have significant experience selling complex network and computer products and services. The Company also has a marketing group which provides sales support materials and marketing communications. Account managers generally identify clients through direct marketing and referrals. The Company employs a team selling approach, whereby account managers collaborate with field and technical managers and network systems engineers to assess potential projects and communicate the specific expertise of the Company's consultants to potential clients. In addition to other marketing strategies, the Company believes that delivering dependable, high-quality services is critical to strengthening its relationships with existing clients, gaining repeat business and generating new business from referrals. The Company seeks to establish long-term relationships with its clients by becoming an integral part of their network operations.

     The Company markets its professional services directly to large end-user clients who have chosen to out-task network services, and indirectly through third parties, including large telecommunications carriers, systems integrators, hardware and software vendors, and VARs. In addition, the Company has developed a significant relationship with Cisco Systems, Inc., ("Cisco") pursuant to which the Company has entered into direct relationships with clients as a result of referrals from Cisco and has from time to time performed pre-sales and post-sales support services for Cisco, including as a subcontractor. The Company believes that maintaining and enhancing its relationship with Cisco is important to the Company's business due to Cisco's leading position in the large scale, enterprise internetworking market. Cisco develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed LANs and WANs. Although the Company believes that its relationship with Cisco is good, there can be no assurance that the Company will be able to maintain or enhance its relationship with Cisco. Any deterioration in the Company's relationship with Cisco could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, although the Company has a relationship with Cisco, the Company is an independent provider of network services and seeks to provide the best solution for its clients regardless of network platform or vendor. Therefore, should the Company's relationship with Cisco be perceived as compromising the Company's ability to provide unbiased solutions, the Company's relationship with existing or potential clients could be materially adversely affected.

     The Company's current electronic service, EnterprisePRO, is marketed through the Company's account managers and through resellers and OEMs. EnterprisePRO resellers will identify potential clients and negotiate the services contracts and are responsible for installation and first level support of the client installation. The Company provides the back office automation and service to the client. The success of these contracts will depend in part on the level of commitment and effort of these resellers. Electronic services may be sold under the Company's name or under a private label of the reseller. Sales of EnterprisePRO were not significant in fiscal 1997.

     The Company's clients are generally able to reduce or cancel their use of the Company's services without penalty and with little or no notice. As a result, the Company believes that the number and size of its existing projects are not reliable indicators or measures of future revenue. The Company has in the past provided, and is likely in the future to provide, services to clients without a written commitment or contract. When a client defers, modifies or cancels a project, the Company must be able to rapidly redeploy network systems engineers to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. In addition, the Company's operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of its business relationships with any of its significant clients or with a number of smaller clients could have a material adverse effect on the Company's business, operating results and financial condition.


Human Resources

     The Company believes that its success in recruiting and retaining experienced, highly-qualified and highly-motivated personnel will depend in part on its ability to provide a rich environment and culture and to offer professional development and financial opportunities. As of June 30, 1997, the Company employed 813 persons, including 651 network systems engineers and managers.

     Recruiting. The success of the Company is dependent in part on attracting and retaining talented, creative and motivated personnel at all levels. The Company dedicates significant resources to its recruiting efforts. The Company generally seeks to meet its hiring needs through referrals from existing INS employees, through a nationwide network of recruiters and through the new college graduate program. The Company's network systems engineers together have expertise in a wide array of computer and network systems of the Company's clients and a broad understanding of the industries in which the Company's clients are involved.

     Corporate Culture. The Company believes that developing a rich environment and culture is critical to its success in achieving its mission of becoming the premier provider of services for complex enterprise networks. The Company actively fosters a set of basic values which were developed by its employees. These values include a dedication to being the best, respecting others and working as a team, continuous learning and development, trustworthiness and empowerment. The Company encourages employees to use these values in daily decision making and balance the interests of clients, shareholders and employees to maximize long-term Company value. The Company believes that its growth and success are attributable in large part to its high-caliber employees and the Company's adherence to these values.

     Professional Development. Professional development includes career opportunities and on-the-job challenges, as well as training programs. The Company has two career tracks for consultants, a technical track and a management track. The Company has established a training program, called INS University, which includes national and local consultative approach workshops, collaboration workshops, new management training and technical training. In support of its INS University curriculum, the Company offers advanced training through on-site simulation labs and numerous computer-based training modules. In addition, Knowledge Network serves as an additional training and information resource. The Company's personnel keep apprised of technological advances and developments through a combination of on-the-job exposure to relevant technology, special training programs, peer review and discussions, and supervision by seasoned technical personnel.

     Compensation. The Company believes that by linking employee compensation to the success of the Company through its incentive compensation programs, the Company encourages an owner attitude which the Company believes results in decisions that maximize Company value and employee retention. The Company's compensation package consists of a combination of salary, performance-based incentive compensation, stock options and benefit plans.

     The Company's success will depend in part on the continued services of its key employees. The Company does not have employment or non-competition agreements with any of its key or other employees. The loss of services of one or more of the Company's key employees could have a material adverse effect on the Company's business, operating results and financial condition. In addition, if one or more key employees joins a competitor or forms a competing company, the loss of such employees and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the

Company's business, operating results and financial condition. In the event of the loss of any such employee, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of the Company's or its clients' technical knowledge, practice or procedures by such personnel or that such disclosure or use would not have a material adverse effect on the Company's business, operating results and financial condition.

      The Company's future success will also depend in large part on its ability to hire, train and retain network systems engineers who together have expertise in a wide array of the network and computer systems and a broad understanding of the industries the Company serves. Competition for network systems engineers is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In particular, competition is intense for the limited number of qualified managers and senior network systems engineers. The Company has experienced and may in the future experience high rates of turnover among its network systems engineers. Any inability of the Company to hire, train and retain a sufficient number of qualified network systems engineers could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, any inability of the Company to attract and retain a sufficient number of qualified network systems engineers in the future could impair the Company's planned expansion of its business.

Competition

      The network services industry is comprised of a large number of participants and is subject to rapid change and intense competition. The Company faces competition from system integrators, VARs, local and regional network services firms, telecommunications providers, network equipment vendors, software vendors and computer systems vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition and generate greater service revenue than does the Company. The Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Increased competition could result in price reductions, fewer client projects, underutilization of employees, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition.

      In addition, most of the Company's clients have internal network support services capabilities and could choose to satisfy their needs through internal resources rather than through outside service providers. As a result, the decision by the Company's clients or potential clients to perform network services internally could have a material adverse effect on the Company's business, operating results and financial condition.

      The Company believes that the principal competitive factors in the market in which it competes include the nature of the services offered, quality of service, client responsiveness, marketing, management, corporate culture, client relationships, knowledge base, infrastructure and price. The Company believes it competes favorably with respect to these factors. The Company believes that its focus, depth and breadth of expertise and experience, infrastructure and management distinguish it from its competitors.

Intellectual Property

      The Company's success is dependent in part on its information technology, some of which is proprietary to the Company, and other intellectual property rights. The Company relies on a combination of nondisclosure and other contractual arrangements, technical measures, and trade secret and trademark laws to protect its proprietary rights. The Company has one patent application pending and holds one registered trademark. The Company enters into confidentiality agreements with its employees and attempts to limit access to and distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the

Company will be able to detect unauthorized use or take appropriate steps to enforce intellectual property rights. The Company has in the past entered into services contracts with clients that assign rights to certain aspects of the work performed under such contracts to such clients. The Company does not believe that such contracts will limit the Company's ability to render its services to other clients. However, there can be no assurance that the Company will not receive communications in the future from third parties or clients asserting that the Company has infringed or misappropriated the proprietary rights of such parties. Any such claims, with or without merit, could be time consuming, result in costly litigation and diversion of technical and management personnel or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim of infringement or misappropriation against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed, misappropriated, or similar technology, the Company's business, operating results and financial condition could be materially adversely affected.

RISK FACTORS THAT MAY AFFECT OPERATING RESULTS

         The following risk factors could materially and adversely affect the Company's future operating results and could cause actual events to differ materially from those predicted in the Company's forward-looking statements related to its business.

         Variability of Quarterly Operating Results. Substantially all of the Company's revenue is derived from professional services, which are generally provided on a "time and expenses" basis. Professional services revenue is recognized only when network systems engineers are engaged on client projects. In addition, a substantial majority of the Company's operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any underutilization of network systems engineers may cause significant variations in operating results in any particular quarter and could result in losses for such quarter. Factors which could cause such underutilization include: the reduction in size, delay in commencement, interruption or termination of one or more significant projects; the completion during a quarter of one or more significant projects; the overestimation of resources required to complete new or ongoing projects; and the timing and extent of training, weather related shut-downs, vacation days and holidays. The Company's revenue and earnings may also fluctuate from quarter to quarter based on a variety of factors including the loss of key employees, reductions in billing rates, write-offs of billings, or services performed at no charge as a result of the Company's failure to meet its clients' expectations, claims by the Company's clients for the actions of the Company's employees arising from damages to clients' business or otherwise, competition, timing of employment taxes, the initial or ongoing market acceptance of EnterprisePRO including the timing and size of orders (see "Risks Associated with Electronic Services"), the development and introduction of new services and general economic conditions. In addition, the Company plans to continue to expand its operations by hiring additional network systems engineers and other employees, and adding new offices, systems and other infrastructure. The resulting increase in operating expenses would have a material adverse effect on the Company's operating results if revenue were not to increase to support such expenses. Based upon all of the foregoing, the Company believes that quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         Risks Associated with Client Concentration. The Company has historically derived a significant portion of its revenue from a limited number of large clients and expects this concentration to continue. No one client accounted for more than 10% of the Company's revenue in fiscal 1997. MCI accounted for approximately $7.5 million, or 17.0%, of the Company's revenue in fiscal 1996. There can be no assurance that revenue from MCI or other clients that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. The Company does not have a long-term services contract with any of its clients. Any significant reduction in the scope of the work performed for any significant client or a number of smaller clients, the failure of anticipated projects to materialize, or deferrals, modifications or cancellations of ongoing projects by any of these clients could have a material adverse effect on the Company's business, operating results and financial condition.

           Need to Attract and Retain Qualified Network Systems Engineers. The Company's future success will depend in large part on its ability to hire, train and retain network systems engineers who together have expertise in a wide array of network and computer systems and a broad understanding of the industries the Company serves. Competition for network systems engineers is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In particular, competition is intense for the limited number of qualified managers and senior network systems engineers. The Company has experienced, and may in the future experience, high rates of turnover among its network systems engineers. Any inability of the Company to hire, train and retain a sufficient number of qualified network systems engineers could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced, and may in the future experience, increasing compensation costs for its network systems engineers. Any inability of the Company to recover increases in compensation of network systems engineers through higher billing rates or to reduce other expenses to offset such increases, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, any inability of the Company to attract and retain a sufficient number of qualified network systems engineers in the future could impair the Company's planned expansion of its business.

           Management of Growth. The Company has experienced rapid revenue and client growth and an increase in the number of its employees and offices and the scope of its supporting infrastructure. The Company does not believe these rates of growth are sustainable. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on the Company's management and operating and financial systems. The Company will be required to continue to implement and improve its systems on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and clients and the increased size of the Company's operations. There can be no assurance that the Company's management or systems will be adequate to support the Company's existing or future operations. Any failure to implement and improve the Company's systems or to hire and retain the appropriate personnel to manage its operations would have a material adverse effect on the Company's business, operating results and financial condition.

           Absence of Long-Term Agreements. The Company's clients are generally able to reduce or cancel their use of the Company's professional services without penalty and with little or no notice. As a result, the Company believes that the number and size of its existing projects are not reliable indicators or measures of future revenue. The Company has in the past provided, and is likely in the future to provide, services to clients without a long-term agreement. When a client defers, modifies or cancels a project, the Company must be able to rapidly redeploy network systems engineers to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. In addition, the Company's operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of its business relationships with any of its significant clients or with a number of smaller clients could have a material adverse effect on the Company's business, operating results and financial condition.

           Intense Competition. The network services industry is comprised of a large number of participants and is subject to rapid change and intense competition. The Company faces competition from system integrators, VARS, local and regional network services firms, telecommunications providers, network equipment vendors, software vendors and computer systems vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition, and generate greater service revenue than does the Company. The Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Increased competition could result in price reductions, fewer client projects, underutilization of employees, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition.

           Risks Associated With Potential Acquisitions. As part of its business strategy, the Company may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any such future transactions would be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others, the difficulty associated with assimilating the personnel and operations of acquired companies, the potential disruption of the Company's ongoing business, the distraction of management and other resources, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired personnel, technology and rights, the maintenance of uniform standards, controls, procedures and policies, and the impairment of relationships with employees and clients as a result of the integration of new management personnel. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with any such acquisitions.

           Risks Associated With Potential International Expansion. A component of the Company's long-term strategy is to expand into international markets. If the Company opens any international offices and the revenue generated by these offices are not adequate to offset the expense of establishing and maintaining these foreign operations, the Company's business, operating results and financial condition could be materially adversely affected. The Company intends to open its first international office in fiscal 1998, however, there can be no assurance that the Company will be able to do so on a timely basis, or at all. To date, the Company has provided limited professional services to certain of its United States based clients in foreign locations. There can be no assurance that the Company will be able to successfully market, sell and deliver its services in these markets. In addition to the uncertainty as to the Company's ability to expand into international markets, there are certain risks inherent in conducting business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, employment laws and practices in foreign countries, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, imposition of currency exchange controls, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete effectively in these markets.

Relationship with Cisco Systems. Although the Company is a vendor-independent provider of network services, the Company has a significant relationship with Cisco and believes that maintaining and enhancing this relationship is important to the Company's business due to Cisco's leading position in the large scale, enterprise internetworking market. Cisco develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed LANs and WANs. The Company has entered into direct relationships with clients as a result of referrals from Cisco and has from time to time performed pre-sales and post-sales support services for Cisco. In addition, Cisco is a shareholder of the Company and an employee of Cisco is a member of the Company's Board of Directors. Although the Company believes that its relationship with Cisco is good, there can be no assurance that the Company will be able to maintain or enhance its relationship with Cisco. Any deterioration in the Company's relationship with Cisco could have a material adverse effect on the

Company's business, operating results and financial condition. In addition, should the Company's relationship with Cisco be perceived as compromising the Company's ability to provide unbiased solutions, the Company's relationship with existing or potential clients could be materially adversely affected.

Risks Associated with Electronic Services. The Company's long-term strategy is to derive a portion of its revenue from electronic services, although such revenue has not been significant to date. The Company has in the past offered, on a limited basis, an electronic service that has not achieved significant market acceptance or generated significant revenue. The Company has expended, and expects to continue to expend, substantial amounts in the development and marketing of its electronic services. EnterprisePRO and any other electronic services that the Company may develop in the future will be subject to risks generally associated with new service introductions, including delays in development, testing or introduction, or the failure to satisfy clients' requirements. There can be no assurance that EnterprisePRO will gain market acceptance on a timely basis or at all. The failure of EnterprisePRO, or any other new electronic services that the Company may develop, to gain market acceptance on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.   PROPERTIES

      The Company's principal administrative, sales, marketing and service development facilities are located in an approximately 31,000 square foot building in Sunnyvale, California pursuant to a lease which expires in 2001. In addition, the Company leases field support offices in 26 cities. The field offices range from small executive offices to a 5,596 square foot facility. Lease terms range from month-to-month on certain executive offices to five years on certain direct leases. Because the Company's professional services are generally performed at the client site, field facilities are generally small. Field facilities are generally used for periodic meetings, training and administration and by account managers. The Company has field facilities in Atlanta, Georgia; Boston, Massachusetts; Burlington, Massachusetts; Charlotte, North Carolina; Chicago, Illinois; Columbus, Ohio; Costa Mesa, California; Dallas, Texas; Detroit, Michigan; El Segundo, California; Hartford, Connecticut ; Houston, Texas; Iselin, New Jersey; Kansas City, Kansas; Los Angeles, California; Minneapolis, Minnesota; Mountain View, California; New York, New York; Raleigh, North Carolina; Philadelphia, Pennsylvania; Sacramento, California; Seattle, Washington; San Francisco, California; San Ramon, California; Tulsa, Oklahoma; Washington, D.C., , and Woodland Hills, California. The Company is continually evaluating the adequacy of existing facilities and facilities in new cities and believes that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.   LEGAL PROCEEDINGS


The Company is not party to any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS

          The Company's Common Stock has been traded on the Nasdaq National Market under the trading symbol "INSS" since the Company's initial public offering on September 18, 1996. The following table sets forth the high and low sale prices per share of the Company's Common Stock for the periods indicated.

                                                                             High           Low
                 Fiscal 1997                                                 ----           ---
                 First Quarter (from September 18, 1996)                     $39.75        $28.00

                 Second Quarter                                              $51.88        $26.13

                 Third Quarter                                               $39.00        $17.94

                 Fourth Quarter                                              $27.75        $15.50

              Fiscal 1998

                 First Quarter  (through September 8, 1997)                  $29.38        $19.63

           As of September 8, 1997, the Company had 216 shareholders of record. The price for the Common Stock on the close of business on September 8, 1997 was $24.50 per share. The Company has never paid any cash dividends on its Common Stock. The Company intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.


           From July 1, 1996 to February 4, 1997, the Company issued and sold 116,110 shares of Common Stock that were not registered under the Securities Act of 1933, as amended, (the "Securities Act") at prices ranging from $.01 to $5.50 per share upon the exercise of stock options granted pursuant to the Company's Amended and Restated 1992 Flexible Stock Incentive Plan. Such issuances were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act.

           In September 1996, the Company issued the following shares of Common Stock that were not registered under the Securities Act upon the exercise of warrants: (i) 75,949 shares of Common Stock at a price of $0.10 per share; (ii) 160,093 shares of Common Stock at a price of $0.10 per share issued pursuant to net exercise provisions; and (iii) 62,000 shares of Common Stock at a price of $0.79 per share, issued pursuant to a net exercise provision. Such issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities represented their intention to acquire securities for investment only and had adequate access, through their relationships with the Company, to information about the Company.

ITEM 6.   SELECTED FINANCIAL DATA

           The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" in the 1997 Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

         RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to the section entitled, "Financial Statements" in the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           The information required by this item concerning the Company's directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Election of Directors" and "Executive Officer Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended June 30, 1997.



ITEM 11.   EXECUTIVE COMPENSATION

           The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Election of Directors -- Director Compensation" and "Executive Officer Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended June 30, 1997.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

           The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended June 30, 1997.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended June 30, 1997.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)       The following documents are filed as part of this Form
                     10-K:

                     1. Financial Statements. The following financial statements of the Company and the Report of Independent Accountants thereon are incorporated by reference to the portions of the Company's 1997 Annual Report filed as Exhibit 13.1 to this Form 10-K:

                        Report of Independent Accountants

                        Balance Sheets at June 30, 1996 and 1997

                        Statements of Operations for the Years Ended June 30,
                            1995, 1996 and 1997

                        Statements of Shareholders' Equity (Deficit) for the
                            Years Ended June 30, 1995, 1996 and 1997

                        C Statements of Cash Flows for the Years Ended June 30,
                            1995, 1996 and 1997

                        Notes to Financial Statements

                     2. Financial Statement Schedule. The following financial statement schedule of the Company for the Years Ended June 30, 1995, 1996, and 1997 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.

                        Report of Independent Accountants' on Financial
                            Statement Schedule

                        Schedule I--Valuation and Qualifying Accounts and
                            Reserves

                        Schedules not listed above have been omitted since they
                            are either not required, not applicable, or the information is otherwise included.

                     3. Exhibits:  See Item 14(c) below.

           (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the fourth quarter ended June 30, 1997.

           (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

           (d) Financial Statement Schedules.  See Item 14(a) above.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of September, 1997.

                         International Network Services


                         By:   /s/ Kevin J. Laughlin
                            ------------------------------
                                   Kevin J. Laughlin
                                   Vice President, Finance,
                                   Chief Financial Officer, Secretary


                                POWER OF ATTORNEY

           KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald K. McKinney and Kevin J. Laughlin and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       Signature                                            Title                                                   Date
  /s/ Donald K. McKinney
  ---------------------------------  Chairman of the Board and Chief Executive Officer (Principal             September 24, 1997
  Donald K. McKinney                 Executive Officer)                                                       ------------------

  /s/ Kevin J. Laughlin
  ---------------------------------  Vice President, Finance, Chief Financial Officer and Secretary           September 24, 1997
  Kevin J. Laughlin                  (Principal Financial and Accounting Officer)                             ------------------

  /s/ John L. Drew
  ---------------------------------                                                                           September 24, 1997
  John L. Drew                       President, Chief Operating Officer and Director                          ------------------

  /s/ Douglas C. Allred
  ---------------------------------                                                                           September 24, 1997
  Douglas C. Allred                  Director                                                                 ------------------

  /s/ Vernon R. Anderson
  ---------------------------------                                                                           September 24, 1997
  Vernon R. Anderson                 Director                                                                 ------------------

  /s/ David Carlick
  ---------------------------------                                                                           September 24, 1997
  David Carlick                      Director                                                                 ------------------

  /s/ Lawrence G. Finch
  ---------------------------------                                                                           September 24, 1997
  Lawrence G. Finch                  Director                                                                 ------------------

  /s/ Douglas Leone
  ---------------------------------                                                                            September 24, 1997
  Douglas Leone                      Director                                                                  ------------------


       Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and Shareholders of International Network Services

Our audits of the financial statements referred to in our report dated July 25, 1997 appearing on page 30 of the 1997 Annual Report to Shareholders of International Network Services (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

Price Waterhouse LLP

San Jose, California
July 25, 1997

                                                                          Sch.II

                        International Network Services
                Valuation and Qualifying Accounts and Reserves
                                (in thousands)

                                                                         Additions
                                                          ------------------------------------------
                                            Balance at     Charged to    Charged to                    Balance
                                            Beginning      Costs and       other                         End
                                             of Year       Expenses       Accounts      Deductions     of Year
                                             -------       --------       --------      ----------     -------
Year Ended June 30, 1995
  Allowance for doubtful accounts........     $161           $262            -             (202)         $221
Year Ended June 30, 1996
  Allowance for doubtful accounts........     $221           $610            -             (277)         $554
Year Ended June 30, 1997
  Allowance for doubtful accounts........     $554           $561            -             (527)         $588

EXHIBIT INDEX

    Exhibit                                                       Exhibits                                                     Page
            No.
             3.1 Amended and Restated Articles of Incorporation. (1)
             3.2 Amended and Restated Bylaws. (1)
             4.1 Reference is made to Exhibits 3.1, and 3.2.
             4.2 Specimen Common Stock Certificate. (1)
             4.3 Investors' Rights Agreement between the Registrant and the parties named therein dated June 11, 1993, as amended. (1)
            10.1*Form of Indemnification Agreement entered into between the Registrant and each of the executive officers and directors and certain key employees. (1)
            10.2*Amended and Restated 1992 Flexible Stock Incentive Plan, as amended, and forms of agreements thereto. (1)
            10.3*1996 Stock Plan and form of agreement thereto. (1)
            10.4*1996 Employee Stock Purchase Plan. (1)
            10.5 Lease Agreement between the Registrant and Aetna Life Insurance Company dated May 8, 1996. (1)
            10.6 Credit Agreement between the Registrant and Imperial Bank dated June 27, 1996. (1)
            10.7 Addendum to the Credit Agreement between the Registrant and Imperial Bank dated June 27, 1997.
            11.1 Statement regarding computation of earnings per share.
            13.1 Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1997, expressly incorporated by reference herein.
            23.1 Consent of Price Waterhouse LLP, Independent Accountants.
            24.1 Power of Attorney (see page 21).
            27.1 Financial Data Schedule.

*      Indicates management compensatory plan, contract or arrangement.
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-9287) declared effective on September 18, 1996.