Form 10-Q
period 1997-09-30
INTERNATIONAL NETWORK SERVICES
filed 1997-11-12
CIK 889085

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
          (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                  OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ___________________

                        Commission File Number: 0-21131
                                                --------

                        INTERNATIONAL NETWORK SERVICES
            (Exact name of registrant as specified in its charter)

        California                                          77- 0289509
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                1213 Innsbruck Drive, Sunnyvale, CA      94089
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

                               Yes [X]    No [_]

The number of shares outstanding of the registrant's Common Stock as of October 31, 1997 was 32,275,683.

                         INTERNATIONAL NETWORK SERVICES

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

                                                                        Page No.
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
          as of September 30, 1997 (unaudited) and June 30, 1997           2

         Condensed Consolidated Statements of Income (unaudited)
          for the three month periods ended September 30, 1997 and 1996    3

         Condensed Consolidated Statements of Cash Flows (unaudited)
          for the three month periods ended September 30, 1997 and 1996    4

         Notes to Condensed Consolidated Financial Statements              5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7

Item 3.  Not applicable

                         PART II  -- OTHER INFORMATION

Items 1-5. Not applicable

Item 6.    Exhibits and Reports on Form 8-K                               14

Signature                                                                 15

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM 1.   FINANCIAL STATEMENTS.
          --------------------

                         INTERNATIONAL NETWORK SERVICES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    Sept 30,   June 30,
                                                                     1997       1997
                                                                    ---------  ---------
                                                                    (Unaudited)
                                        ASSETS
Current assets:
 Cash and cash equivalents                                          $13,761     $19,455
 Short-term investments                                              19,295      12,075
 Accounts receivable, net                                            31,601      23,949
 Deferred income taxes                                                1,150       1,150
 Prepaid expenses and other assets                                    1,322       2,991
                                                                    -------     -------
  Total current assets                                               67,129      59,620
Property and equipment, net                                           8,057       8,073
Deferred income taxes                                                   803         803
Investments                                                           7,771       9,240
                                                                    -------     -------
  Total assets                                                      $83,760     $77,736
                                                                    =======     =======
                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                     3,317     $ 3,208
 Accrued expenses                                                     8,435       7,736
 Income taxes payable                                                 1,582           -
 Deferred revenue                                                       474         554
                                                                    -------     -------
     Total current liabilities                                       13,808      11,498
                                                                    -------     -------
Shareholders' equity:
 Preferred Stock,  no par value, 5,000,000 shares authorized; no
   shares issued and outstanding                                          -           -
 Common Stock, no par value, 75,000,000 shares authorized;
   32,043,234 and 32,076,600 shares issued and outstanding
   at September 30, 1997 and June 30, 1997, respectively             60,451      60,897
 Notes receivable from shareholders                                    (833)     (1,937)
 Retained earnings                                                   10,334       7,278
                                                                    -------     -------
     Total shareholders' equity                                      69,952      66,238
                                                                    -------     -------
   Total liabilities and shareholders' equity                       $83,760     $77,736
                                                                    =======     =======

     See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL NETWORK SERVICES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         Three Months Ended
                                             September 30,
                                          -----------------
                                            1997     1996
                                          -------  --------

Revenue                                   $33,714   $18,888
                                          -------   -------
Operating expenses:
 Professional personnel                    15,356     8,446
 Sales and marketing                        4,447     2,534
 General and administrative                 3,936     2,805
 Other costs                                5,233     3,143
                                          -------   -------
  Total operating expenses                 28,972    16,928
                                          -------   -------
Income from operations                      4,742     1,960
Interest and other, net                       352       (20)
                                          -------   -------
Income before income taxes                  5,094     1,940
Provision for income taxes                  2,038       757
                                          -------   -------
Net income                                $ 3,056   $ 1,183
                                          =======   =======

Net income per share                      $  0.09   $  0.04
                                          =======   =======

Shares used to compute net income
 per share                                 33,901    31,124
                                           ======    ======

     See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL NETWORK SERVICES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                         Three Months Ended
                                                           September 30,
                                                        --------------------
                                                          1997       1996
                                                        ---------  ---------
Cash flows from operating activities:
 Net income                                             $  3,056   $  1,183
 Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
    Depreciation and amortization                          1,388        722
    Changes in operating assets and liabilities:
     Accounts receivable                                  (7,652)    (4,446)
     Prepaid expenses and other assets                     1,669        (48)
     Accounts payable                                        109      2,102
     Accrued expenses                                        699       (748)
     Income taxes payable                                  1,582       (109)
     Deferred revenue                                        (80)        68
                                                         -------   --------
       Net cash provided by (used for)
        operating activities                                 771     (1,276)
                                                         -------   --------

Cash flows from investing activities:
 Purchases of investments                                 (5,751)    (8,407)
 Purchases of property and equipment                      (1,372)    (1,734)
                                                         -------   --------

       Net cash used for investing activities             (7,123)   (10,141)
                                                         -------   --------
Cash flows from financing activities:
 Repayments of notes payable                                   -       (715)
 Repayment of borrowings under line of credit                  -     (1,000)
 Repayments of shareholder notes receivable                  390          -
 Proceeds from issuance of Common Stock, net                 268     41,889
                                                         -------   --------
       Net cash provided by financing activities             658     40,174
                                                         -------   --------
Net change in cash and cash equivalents                   (5,694)    28,757
Cash and cash equivalents at beginning of period          19,455        869
                                                         -------   --------
Cash and cash equivalents at end of period               $13,761   $ 29,626
                                                         =======   ========

Supplemental disclosure of noncash invseting and financing activities:

  Repurchase of Common Stock in exchange for
   cancellation of notes receivable from shareholders    $   714   $

     See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL NETWORK SERVICES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

Note 1 -  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by International Network Services (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended June 30, 1997, 1996 and 1995 included in the Company's Annual Report on Form 10-K.

For purposes of presentation, the Company has indicated the first three months of fiscal 1998 and 1997 as ending on September 30, respectively; whereas, in fact the Company's fiscal quarters end on the Sunday nearest the end of the calendar quarter.

The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998 or any other future interim period, and the Company makes no representations related thereto.


Note 2 - Balance Sheet Components

                                            SEPT 30       JUNE 30
                                          ------------  -----------
                                              1997         1997
                                          ------------  -----------
                                          (UNAUDITED)
                                          ------------
  Accounts receivable:
     Trade                                    $32,207      $24,537
     Less: allowance for doubtful                (606)        (588)
      accounts                                -------      -------
                                              $31,601      $23,949
                                              =======      =======
  Property and equipment:
     Computer equipment and software          $13,547      $12,389
     Furniture, fixtures and leasehold          2,703        2,489
      improvements                            -------      -------
                                               16,250       14,878
     Less: accumulated depreciation            (8,193)      (6,805)
                                              -------      -------
                                              $ 8,057      $ 8,073
                                              =======      =======
  Accrued expenses:
     Accrued compensation and employee        $ 7,402      $ 6,935
      benefits
     Other liabilities                          1,033          801
                                              -------      -------
                                              $ 8,435      $ 7,736
                                              =======      =======

                         INTERNATIONAL NETWORK SERVICES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                  (CONTINUED)


Note 3 -  Cash, Cash Equivalents and Investments

The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents include commercial paper, U.S. Treasury Bills, demand notes and government agency bonds. Investments, all of which are classified as "available-for-sale," consist of high quality debt securities with original maturity dates greater than 90 days. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related taxes, reported as a separate component of shareholders' equity. At September 30, 1997, the estimated fair value approximated cost.


Note 4 - Revenue Recognition

Substantially all of the Company's revenue is derived from professional services which are generally provided to clients on a "time and expense" basis. The Company also performs a limited of number of fixed-price engagements under which revenue is recognized using the percentage-of-completion method (based on the ratio of costs incurred to total estimated project costs). Provision for estimated losses on engagements is made during the period in which the loss becomes probable and can be reasonably estimated. To date, such losses have been insignificant. The Company reports revenue net of reimbursable expenses which are billed to and collected from clients. In addition, the Company derives a portion of its revenue from electronic services. The Company's clients purchase electronic services as a service or separately as a software license, software subscription and support services. Service and software subscription revenue is recognized over the term of the contract, installation revenue is recognized when installation is complete and software license revenue is recognized upon shipment of the product, provided no significant obligations remain and collection of the resulting receivable is probable. In instances where a significant obligation remains, revenue recognition is delayed until the obligation is satisfied. Payments received in advance of revenue recognition are recorded as deferred revenue.


Note 5 - Net Income per Share

Net income per share is computed using the weighted average number of common and common equivalent shares ("weighted average shares") outstanding during the period. Common equivalent shares consist of Mandatorily Redeemable Convertible Preferred Stock (using the "if converted" method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that pursuant to the requirements of the Securities and Exchange Commission, common and common equivalent shares issued one year prior to the initial public offering date have been included in the computations as if they were outstanding for all periods presented, even if antidilutive (using the treasury stock method and the assumed initial public offering price).

                         INTERNATIONAL NETWORK SERVICES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                  (CONTINUED)


Note 6 - Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." The Statement redefines earnings per share (EPS) under generally accepted accounting principles. Under the new standard, primary (EPS) is replaced by basic EPS and fully diluted EPS is replaced by diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similar to fully diluted EPS under APB Opinion 15. SFAS 128 must be adopted for the second quarter of fiscal 1998. The following table represents unaudited, pro forma disclosures of basic and diluted EPS in accordance with SFAS 128 assuming the standard was applied during all periods presented below:

                                                  THREE MONTHS ENDED
                                                 ---------------------
                                                     SEPTEMBER 30,
                                                 ---------------------
                                                    1997       1996
                                                 ----------  ---------
Net income per common share - as reported          $0.09       $0.04
Basic net income per common share - pro forma      $0.10       $0.09
Diluted net income per common share - pro forma    $0.09       $0.04

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

OVERVIEW

International Network Services ("INS" or "the Company") is a worldwide provider of services for complex enterprise networks. The Company provides services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex technologies and multivendor environments. Areas of expertise include WANs, network management, network and host security and high performance LANs and VLANs. Substantially all of the Company's revenue is derived from professional services, which are generally provided to clients on a "time and expenses" basis. Professional services revenue is recognized as services are performed. Any payments received in advance of services performed are recorded as deferred revenue. The Company also performs a limited number of fixed-price projects under which revenue is recognized using the percentage-of-completion method. In addition, the Company provides electronic services for certain network management tasks. The Company's current offering, EnterprisePRO, provides clients with network monitoring and network performance reporting. Prior to the quarter ended September 30, 1997, the Company offered it's electronic services to clients only as a service which resulted in revenue recognition over the contract term. During the quarter ended September 30, 1997, the Company also began to allow clients to separately purchase a software license, software subscription and support services as an alternative to the service contract. When the client purchases electronic services in components, the Company recognizes service and software subscription revenue over the term of the contract, installation revenue when installation is complete and software license revenue when software is shipped.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percent of revenue:

                                 Three months ended
                                    September 30,
                                  1997         1996
                                 ------------------
Revenue                          100.0%       100.0%
Operating expenses:
 Professional personnel           45.5         44.7
 Sales and marketing              13.2         13.4
 General and administrative       11.7         14.9
 Other costs                      15.5         16.6
                                 -----        -----
     Total operating expenses     85.9         89.6
                                 -----        -----
Income from operations            14.1         10.4
Interest and other, net            1.0         (0.1)
                                 -----        -----
Income before income taxes        15.1         10.3
Provision for income taxes         6.0          4.0
                                 -----        -----
Net income                         9.1          6.3
                                 =====        =====

REVENUE

Substantially all of the Company's revenue is derived from fees for professional services. The Company also derives revenue from electronic services; however, such revenue has not been significant to date. Revenue increased 79% to $33.7 million in the three months ended September 30, 1997 from $18.9 million in the same period of the prior year. Revenue increased primarily due to an increase in the number of professional service projects and to the increase in the size of projects. The Company does not believe that these rates of growth are sustainable in future periods. The Company's revenue is dependent in large part on its ability to attract, retain and utilize qualified network systems engineers.


OPERATING EXPENSES

Professional personnel. Professional personnel expenses consist primarily of compensation and benefits of the Company's employees engaged in the delivery of professional services and electronic services. Professional personnel expenses were $15.4 million and $8.4 million for the three month periods ended September 30, 1997 and 1996, respectively. This increase is attributable primarily to an increase in the number of network system engineers. Professional personnel expenses as a percent of revenue were 45.5% and 44.7% for the three month
periods ended September 30, 1997 and 1996, respectively.   Professional
personnel expenses increased as a percent of revenue in the three month period ended September 30, 1997 due to lower utilization of professional personnel.

Sales and marketing. Sales and marketing expenses consist primarily of compensation (including commissions) and benefits of sales and marketing personnel and outside marketing expenses. Sales and marketing expenses were $4.4 million and $2.5 million for the three month periods ended September 30, 1997 and 1996, respectively. The increase was due primarily to the growth in the number of sales and marketing employees and to commissions resulting from increased revenues. Sales and marketing expenses were 13.2% and 13.4% of revenue for the three month periods ended September 30, 1997 and 1996, respectively.

General and administrative. General and administrative expenses consist of expenses associated with executive staff, finance and administration, corporate facilities, information systems and human resources. General and administrative expenses were $3.9 million and $2.8 million for the three month periods ended September 30, 1997 and 1996, respectively. General and administrative expenses have increased as the Company has continued to add personnel to support the Company's growth in operations. General and administrative expenses were 11.7% and 14.9% of revenue for the three month periods ended September 30, 1997 and 1996, respectively. The decrease, on a percentage basis, was due primarily to an increase in revenue.

Other costs. Other costs consist of expenses related to professional personnel (other than compensation and benefits), including travel and entertainment, certain recruiting and professional development expenses, field facilities, depreciation, expensed equipment, supplies, and research and development expenses related to electronic services. Other costs were $5.2 million and $3.1 million for the three month periods ended September 30, 1997 and 1996, respectively. Other costs increased primarily as a result of increases in the number of professional personnel employed, and to a lesser extent, the costs of field offices established. Other costs were 15.5% and 16.6% of revenue for the three month periods ended September 30, 1997 and 1996, respectively. Other costs, as a percent of revenue, fluctuate primarily due to the timing of training and recruiting expenses.

Interest and other, net. Interest and other, net, consists of interest income and expense. Interest income consists primarily of interest on cash, cash equivalents and investments and notes receivable from shareholders. Interest expense consists of interest associated with bank borrowings. Net interest income was $352,000 for the three month period ended September 30, 1997 compared to net interest expense of $20,000 for the three month period ended September 30, 1996. The increase in net interest income for the three month period ended September 30, 1997 is primarily a result of higher average investment balances during the period as compared to the three month period ended September 30, 1996.

Provision for Income Taxes. Income tax expense represents combined federal, state and foreign taxes at an effective rate of 40% and 39% for fiscal 1998 and fiscal 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had $40.8 million in cash, cash equivalents and investments, relatively unchanged from June 30, 1997.

Net cash provided by operations for the three month period ended September 30, 1997 was $771,000 compared to net cash used in operations of $1.3 million for the comparable period of the prior year. Increases in cash provided by operations were offset by an increase in accounts receivable of $7.7 million. Although the Company believes its collections experience is within industry standards, the Company's inability to collect for its services on a timely basis in the future could have a material adverse effect on the Company's business, operating results and financial condition. Capital expenditures were $1.4 million in the three months ended September 30, 1997 compared to $1.7 million for the comparable period of the prior year. The Company currently has no material capital commitments.

The Company has a $10 million line of credit with a bank which expires in June 1998. Borrowings under the line of credit bear interest at the bank's prime rate. There were no borrowings under the line of credit at September 30, 1997. Borrowings outstanding at June 30, 1998 that have been used to fund capital equipment purchases, up to a maximum of $5 million, may be converted to a 36-month loan which bears interest at the bank's prime rate plus .5%. The line of credit is secured by substantially all of the Company's assets and requires the Company to comply with certain financial covenants. At September 30, 1997, the Company was in compliance with these financial covenants.

The Company believes that its current cash and investment balances and cash flow from operations, will be sufficient to meet its working capital and capital requirements for at least the next twelve months. The Company may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.


RISK FACTORS THAT MAY AFFECT OPERATING RESULTS

The following risk factors could materially and adversely affect the Company's future operating results and could cause actual events to differ materially from those predicted in the Company's forward-looking statements related to its business.

Variability of Quarterly Operating Results. Substantially all of the Company's revenue is derived from professional services, which are generally provided on a "time and expenses" basis. Professional services revenue is recognized only when network systems engineers are engaged on client projects. In addition, a substantial majority of the Company's operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any underutilization of network systems engineers may cause significant variations in operating results in any particular quarter and could result in losses for such quarter. Factors which could cause such underutilization include: the reduction in size, delay in commencement, interruption or termination of one or more significant projects; the completion during a quarter of one or more significant projects; the overestimation of resources required to complete new or ongoing projects; and the timing and extent of training, weather related shut-downs, vacation days and holidays. The Company's revenue and earnings may also fluctuate from quarter to quarter based on a variety of factors including the loss of key employees, an inability to hire and retain sufficient numbers of network systems engineers, reductions in billing rates, write-offs of billings, or services performed at no charge as a result of the Company's failure to meet its clients' expectations, claims by the Company's clients for the actions of the Company's employees arising from damages to clients' business or otherwise, competition, timing of employment taxes, the development and introduction of new services and general economic conditions. The Company's operating results may also fluctuate based upon the ongoing market acceptance of EnterprisePRO (see "Risks Associated with Electronic Services") and the timing and size of orders, which are difficult to forecast. In addition, the Company recently began offering EnterprisePRO software licenses as an alternative to a service contract. The Company recognizes software license revenue upon the shipment of software rather than as services over the contract period. As a result, if an unanticipated order shortfall for electronic services occurs, the Company's operating results could be materially adversely affected. In addition, the Company plans to continue to expand its operations by hiring additional network systems engineers and other employees, and adding new offices, systems and other infrastructure. The resulting increase in operating expenses would have a material adverse effect on the Company's operating results if revenue were not to increase to support such expenses. Based upon all of the foregoing, the Company believes that quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Risks Associated with Client Concentration. The Company has derived a significant portion of its revenue from a limited number of large clients and expects this concentration to continue. Although, no one client accounted for more than 10% of the Company's revenues for the three month period ended September 30, 1997, there can be no assurance that revenue from clients that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. The Company does not have a long-term services contract with any of its clients. Any significant reduction in the scope of the work performed for any significant client or a number of smaller clients, the failure of anticipated projects to materialize, or deferrals, modifications or cancellations of ongoing projects by any of these clients could have a material adverse effect on the Company's business, operating results and financial condition.

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

Management of Growth. The Company has experienced periods of rapid revenue and client growth and an increase in the number of its employees and offices and the scope of its supporting infrastructure. The Company does not believe these rates of growth are sustainable. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on the Company's management and operating and financial systems. The Company will be required to continue to implement and improve its systems on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and clients and the increased size of the Company's operations. There can be no assurance that the Company's management or systems will be adequate to support the Company's existing or future operations. Any failure to implement and improve the Company's systems or to hire and retain the appropriate personnel to manage its operations would have a material adverse effect on the Company's business, operating results and financial condition and its ability to maintain its current level of revenues.

Absence of Long-Term Agreements. The Company's clients are generally able to reduce or cancel their use of the Company's professional services without penalty and with little or no notice. As a result, the Company believes that the number and size of its existing projects are not reliable indicators or measures of future revenue. The Company has in the past provided, and is likely in the future, to provide services to clients without a long-term agreement. When a client defers, modifies or cancels a project, the Company must be able to rapidly redeploy network systems engineers to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. In addition, the Company's operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of its business relationships with any of its significant clients or with a number of smaller clients could have a material adverse effect on the Company's business, operating results and financial condition.

Intense Competition. The network services industry is comprised of a large number of participants and is subject to rapid change and intense competition. The Company faces competition from system integrators, value-added resellers ("VARs"), local and regional network services firms, telecommunications providers, network equipment vendors, software vendors and computer systems vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition, and generate greater service revenue than does the Company. The Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Increased competition could result in price reductions, fewer client projects, underutilization of employees, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition.

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

Risks Associated With International Expansion. A component of the Company's long-term strategy is to expand into international markets. During the quarter ended September 30, 1997, the Company opened an office in the United Kingdom to serve its client base in Europe. To date, revenue generated from international operations has not been significant. There is no assurance that the revenue generated from international operations will be adequate to offset the expense of establishing and maintaining these foreign operations, and if revenue does not materialize as anticipated, the Company's business, operating results and financial condition could be materially adversely affected. To date, the Company has provided limited professional services to certain of its United States clients in foreign locations. There can be no assurance that the Company will be able to successfully market, sell and deliver its services in these markets. In addition to the uncertainty as to the Company's ability to expand into international markets, there are certain risks inherent in conducting business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, employment laws and practices in foreign countries, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, imposition of currency exchange controls, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete effectively in these markets.

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

Risks Associated with Electronic Services. The Company's long-term strategy is to derive a portion of its revenue from electronic services, although such revenue has not been significant to date. The Company has expended, and expects to continue to expend, substantial amounts in the development and marketing of its electronic services. The introduction of EnterprisePRO and any other electronic services that the Company may develop in the future will be subject to risks generally associated with new service introductions, including delays in development, testing or introduction, or the failure to satisfy clients' requirements. There can be no assurance that EnterprisePRO will gain significant market acceptance on a timely basis or at all. The failure of EnterprisePRO, or any other new electronic services that the Company may develop, to gain significant market acceptance on a timely basis could have a material adverse effect on the Company's business, operating results and financial condition.

                         PART II -- OTHER INFORMATION
                         ----------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

          (a)  EXHIBITS

               11.1 STATEMENT OF COMPUTATION OF NET INCOME PER SHARE

               27.1 FINANCIAL DATA SCHEDULE


          (b)  REPORTS ON FORM 8-K

               NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED SEPTEMBER 30, 1997.

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

Date:  November 12, 1997

                                  EXHIBIT INDEX


EXHIBIT 11.1          STATEMENT OF COMPUTATION OF NET INCOME PER SHARE

EXHIBIT 27.1          FINANCIAL DATA SCHEDULE