Form 10-Q
period 1997-12-31
INTERNATIONAL NETWORK SERVICES
filed 1998-02-11
CIK 889085

                          UNITED STATES UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                      OR

   [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ___________________

                        Commission File Number: 0-21131

                              __________________

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

                              Yes [X]      No [_]

The number of shares outstanding of the registrant's Common Stock as of January 30, 1998 was 32,399,223.

                         INTERNATIONAL NETWORK SERVICES

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

                                                                                                                     PAGE NO.
                                                                                                                    ---------
Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of December 31, 1997 (unaudited) and June 30, 1997........       3

             Condensed Consolidated Statements of Income (unaudited) for the three and six month periods ended
                 December 31, 1997 and 1996.....................................................................       4

             Condensed Consolidated Statements of Cash Flows (unaudited) for the six month periods ended
                 December 31, 1997 and 1996.....................................................................       5

             Notes to Condensed Consolidated Financial Statements...............................................       6

Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................................................       8

Item 3       Not Applicable

                          PART II -- OTHER INFORMATION

Items 1-3.   Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders................................................      14

Item 5.      Not Applicable

Item 6.      Exhibits and Reports on Form 8-K...................................................................      14

Signature.......................................................................................................      15

                        PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.
        --------------------


                         INTERNATIONAL NETWORK SERVICES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                December 31, 1997     JUNE 30, 1997
                                                                                                -----------------     -------------
                                                                                                   (UNAUDITED)
                                                                 ASSETS
Current assets:
     Cash and cash equivalents..........................................................................  $20,623           $19,455
     Short-term investments.............................................................................   23,323            12,075
     Accounts receivable, net...........................................................................   30,737            23,949
     Deferred income taxes..............................................................................    1,150             1,150
     Prepaid expenses and other assets..................................................................    1,675             2,991
                                                                                                          -------           -------
          Total current assets..........................................................................   77,508            59,620
Property and equipment, net.............................................................................    7,849             8,073
Deferred income taxes...................................................................................      803               803
Investments.............................................................................................    5,964             9,240
                                                                                                          -------           -------
          Total assets..................................................................................  $92,124           $77,736
                                                                                                          =======           =======

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable...................................................................................  $ 3,202           $ 3,208
     Accrued expenses...................................................................................   10,260             7,736
     Income taxes payable...............................................................................       93                --
     Deferred revenue...................................................................................    1,660               554
                                                                                                          -------           -------
          Total current liabilities.....................................................................   15,215            11,498
                                                                                                          -------           -------

Shareholders' equity:
     Preferred Stock, no par value, 5,000,000 shares authorized; no
          shares issued and outstanding.................................................................       --                --
     Common Stock, no par value,75,000,000 shares authorized;
          32,338,370 and 32,076,600 shares issued and outstanding
          at December 31, 1997 and June  30, 1997, respectively.........................................   63,702            60,897
     Notes receivable from shareholders.................................................................     (710)           (1,937)

     Retained earnings..................................................................................   13,917             7,278
                                                                                                          -------           -------
          Total shareholders' equity....................................................................   76,909            66,238
                                                                                                          -------           -------
          Total liabilities and shareholders' equity....................................................  $92,124           $77,736
                                                                                                          =======           =======

     See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL NETWORK SERVICES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                                             DECEMBER 31,       DECEMBER 31,
                                                          ------------------  ----------------
                                                            1997      1996      1997     1996
                                                          --------  --------  -------  -------
Revenue.................................................   $38,265   $23,337  $71,979  $42,225

Operating expenses:
       Professional personnel...........................    17,408    10,445   32,764   18,891
       Sales and marketing..............................     5,436     3,713    9,883    6,247
       General and administrative.......................     4,238     3,387    8,174    6,192
       Other costs......................................     5,699     3,159   10,932    6,302
                                                           -------   -------  -------  -------
               Total operating expenses.................    32,781    20,704   61,753   37,632
                                                           -------   -------  -------  -------

Income from operations..................................     5,484     2,633   10,226    4,593
Interest and other, net.................................       478       374      830      354
                                                           -------   -------  -------  -------
Income before income taxes..............................     5,962     3,007   11,056    4,947
Provision for income taxes..............................     2,379     1,173    4,417    1,930
                                                           -------   -------  -------  -------
Net income..............................................   $ 3,583   $ 1,834  $ 6,639  $ 3,017
                                                           =======   =======  =======  =======

Net income per share - Basic............................     $0.11     $0.06    $0.21    $0.14
                                                           =======   =======  =======  =======
Shares used to compute net income per  share - Basic....    32,220    31,404   32,138   22,235

Net income per share - Diluted..........................     $0.11     $0.05    $0.20    $0.09
                                                           =======   =======  =======  =======
Shares used to compute net income per  share - Diluted..    33,705    33,743   33,803   32,434

     See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL NETWORK SERVICES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                      SIX MONTHS ENDED
                                                                                                        DECEMBER 31,
                                                                                                   1997             1996
                                                                                                 --------         --------
Cash flows from operating activities:
  Net income...................................................................................  $  6,639         $  3,017
  Adjustments to reconcile net income
  to net cash provided by (used for) operating activities:
   Depreciation and amortization...............................................................     2,500            1,239
   Changes in operating assets and liabilities:
     Accounts receivable.......................................................................    (8,076)          (6,964)
     Prepaid expenses and other assets.........................................................     1,316             (276)
     Accounts payable..........................................................................        (6)           1,097
     Accrued expenses..........................................................................     2,524            2,106
     Income taxes payable......................................................................        93             (250)
     Deferred revenue..........................................................................     2,394               (8)
                                                                                                 --------         --------
      Net cash provided by (used for) operating activities.....................................     7,384              (39)
                                                                                                 --------         --------
Cash flows from investing activities:
   Purchases of investments....................................................................    (9,542)         (15,508)
   Purchases of property and equipment, net....................................................    (2,276)          (4,473)
                                                                                                 --------         --------
    Net cash used for investing activities.....................................................   (11,818)         (19,981)
                                                                                                 --------         --------
Cash flows from financing activities:
   Repayments of notes payable.................................................................       ---             (715)
   Repayment of borrowings under line of credit................................................       ---           (1,000)
   Repayment of shareholder notes receivable...................................................       513              ---
   Proceeds from issuance of Common Stock, net.................................................     3,519           41,891
                                                                                                 --------         --------
    Net cash provided by financing activities..................................................     4,032           40,176
                                                                                                 --------         --------
Net change in cash and cash equivalents........................................................      (402)          20,156
Cash and cash equivalents at beginning of period...............................................    21,025              869
                                                                                                 --------         --------
Cash and cash equivalents at end of period.....................................................  $ 20,623         $ 21,025
                                                                                                 ========         ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
   Repurchase of Common Stock in exchange for cancellation of notes............................
     receivable from shareholders............................................................    $    714         $    ---

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

  For purposes of presentation, the Company has indicated the second quarter and the first six months of fiscal 1998 and 1997 as ending on December 31, respectively; whereas, in fact the Company's fiscal quarters end on the Sunday nearest the end of the calendar quarter.

  The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998 or any other future interim period, and the Company makes no representations related thereto.

NOTE 2--BALANCE SHEET COMPONENTS

                                                            DEC 31,      JUNE 30,
                                                             1997         1997
                                                          -----------  ----------
                                                          (UNAUDITED)
          Accounts receivable:
           Trade........................................     $31,756    $24,537
           Less: allowance for doubtful accounts........      (1,019)      (588)
                                                             -------    -------
                                                             $30,737    $23,949
                                                             =======    =======

          Property and equipment:
           Computer equipment and software..............     $13,768    $12,389
           Furniture, fixtures & leasehold improvements        3,386      2,489
                                                             -------     ------
                                                              17,154     14,878
           Less: accumulated depreciation...............      (9,305)    (6,805)
                                                             -------    -------
                                                             $ 7,849    $ 8,073
                                                             =======    =======
          Accrued expenses:
           Accrued compensation and employee
            benefits....................................     $ 8,994    $ 6,935
           Other liabilities............................       1,266        801
                                                             -------    -------
                                                             $10,260    $ 7,736
                                                             =======    =======

NOTE 3--CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents include commercial paper, U.S. Treasury Bills and demand notes. Short-term investments, all of which are classified as "available-for sale", consist of high quality debt securities with original maturity dates greater than 90 days. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in securities classified as available for sale are reported at fair value with unrealized gains and losses, net of related taxes, reported as a separate component of shareholders' equity. At December 31, 1997, the estimated fair value approximated cost.

NOTE 4--REVENUE RECOGNITION

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

NOTE 5 - EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." The Statement redefines earnings per share (EPS) under generally accepted accounting principles. Under the new standard, primary (EPS) is replaced by basic EPS and fully diluted EPS is replaced by diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similar to fully diluted EPS under APB Opinion 15. SFAS 128 was adopted for the second quarter of fiscal 1998. The following table represents unaudited, disclosures of basic and diluted EPS in accordance with SFAS 128 assuming the standard was applied during all periods presented below:

                                                            Three Months Ended
                                            December 31, 1997                December 31, 1996
                                                          Per-Share                         Per-Share
                                         Income   Shares    Amount       Income    Shares     Amount
                                         -----------------------------------------------------------
BASIC EPS
Net income available to common
 shareholders                           $ 3,583   32,220   $ 0.11       $ 1,834    31,404     $ 0.06
                                                           ======                             ======
EFFECT OF DILUTIVE SECURITIES
Common stock equivalents                    ---    1,485                    ---     2,339
                                        -------   ------                -------    ------
DILUTED EPS
Net income available to common
 shareholders and assumed conversions   $ 3,583   33,705   $ 0.11       $ 1,834    33,743     $ 0.05
                                        =======   ======   ======       =======    ======     ======

                                                             Six Months Ended
                                            December 31, 1997                December 31, 1996
                                                          Per-Share                         Per-Share
                                         Income   Shares    Amount       Income    Shares     Amount
                                         -----------------------------------------------------------
BASIC EPS
Net income available to common
 shareholders                           $ 6,639   32,138   $ 0.21       $ 3,017    22,235     $ 0.14
                                                           ======                             ======
EFFECT OF DILUTIVE SECURITIES
Common stock equivalents                    ---    1,665                    ---    10,199
                                        -------   ------                -------    ------
DILUTED EPS
Net income available to common
  shareholders and assumed conversions  $ 6,639   33,803   $ 0.20       $ 3,017    32,434     $ 0.09
                                        =======   ======   ======       =======    ======     ======

Antidilutive Options. Options to purchase 946,850 and 84,000 shares of common stock were outstanding during the three month period ended December 31, 1997 and 1996, respectively and 954,450 and 250,750 during the six month period ended December 31, 1997 and 1996, respectively but were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

OVERVIEW

  International Network Services ("INS" or "the Company") is a provider of services and products for complex enterprise networks. The Company provides services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex technologies and multi-vendor environments. Areas of expertise include WANs, network management, network and host security and high performance LANs and VLANs. Substantially all of the Company's revenue is derived from professional services, which are generally provided to clients on a "time and expenses" basis. Professional services revenue is recognized as services are performed. Any payments received in advance of services performed are recorded as deferred revenue. The Company also performs a limited number of fixed-price projects under which revenue is recognized using the percentage-of-completion method. In addition, the Company is leveraging its expertise in complex networks to develop electronic services for certain repetitive network management tasks. The Company's current offering, EnterprisePRO, provides clients with network monitoring and network performance reporting. Prior to the quarter ended September 30, 1997, the Company offered its electronic services to clients only as a service which resulted in revenue recognition over the contract term. The Company currently allows clients to separately purchase a software license, software subscription and support services as an alternative to the service contract. When the client purchases electronic services in components, the Company recognizes service and software subscription revenue over the term of the contract, installation revenue when installation is complete and software license revenue when software is shipped.

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

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain financial data as a percent of revenue:

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                          DECEMBER 31,          DECEMBER 31,
                                          ------------          ------------
                                       1997       1996        1997       1996
                                       ----       ----        ----       ----
Revenue.............................  100.0%     100.0%      100.0%     100.0%
Operating expenses:
     Professional personnel.........   45.5       44.8        45.5       44.7
     Sales and marketing............   14.2       15.9        13.7       14.8
     General and administrative.....   11.1       14.5        11.4       14.7
     Other costs....................   14.9       13.5        15.2       14.9
                                      -----      -----       -----      -----
          Total operating expenses..   85.7       88.7        85.8       89.1
                                      -----      -----       -----      -----
Income from operations..............   14.3       11.3        14.2       10.9
Interest and other, net.............    1.2        1.6         1.2         .8
                                      -----      -----       -----      -----
Income before income taxes..........   15.5       12.9        15.4       11.7
Provision for income taxes..........    6.2        5.0         6.1        4.6
                                      -----      -----       -----      -----
Net income..........................    9.3%       7.9%        9.3%       7.1%
                                      =====      =====       =====      =====

REVENUE

  Substantially all of the Company's revenue is derived from fees for professional services. The Company also derives revenue from electronic services. Revenue increased 64.0% to $38.3 million for the three months ended December 31, 1997 from $23.3 million in the same period of the prior year. Revenue increased 70.5% to $72.0 million in the six months ended December 31, 1997 from $42.2 million in the same period in the prior year. The Company does not believe that these rates of growth are sustainable in future periods. Revenue increased primarily due to an increase in the number and size of professional service projects as well as an increase in EnterprisePRO sales and, to a lesser extent, an increase in average billing rates per hour per engineer from the same period of the prior year.

OPERATING EXPENSES

  Professional personnel. Professional personnel expenses consist primarily of compensation and benefits of the Company's employees engaged in the delivery of professional services and electronic services. Professional personnel expenses were $17.4 million and $32.8 million for the three-month and six-month periods ended December 31, 1997, respectively, compared to $10.4 million and $18.9 million, respectively, for the same periods of the prior year. The increase in absolute dollars is attributable primarily to an increase in the number of network system engineers. As a percent of revenue, professional personnel expenses increased to 45.5% for both the three-month and six-month periods ended December 31, 1997, compared to 44.8% and 44.7% for the same respective periods in the prior year. Professional personnel expenses increased as a percent of revenue in the three month and six month periods ended December 31, 1997 due primarily to changes in the use of estimates for payroll taxes.

  Sales and marketing. Sales and marketing expenses consist primarily of compensation (including commissions) and benefits of sales and marketing personnel and outside marketing expenses. Sales and marketing expenses were $5.4 million and $9.9 million for the three-month and six-month periods ended December 31, 1997, respectively, compared to $3.7 million and $6.2 million, respectively, for the same periods in the prior year. The increase in absolute dollars was due primarily to the growth in the number of sales and marketing employees and to commissions resulting from increased revenue. As a percent of revenue, sales and marketing expenses decreased to 14.2% and 13.7% for the three-month and six-month periods ended December 31, 1997, respectively, from 15.9% and 14.8%, respectively, in the same periods of the prior year. The decrease, on a percentage basis, was due primarily to a decrease in commission rates and increased revenue.

  General and administrative. General and administrative expenses consist of expenses associated with executive staff, finance and administration, corporate facilities, information systems and human resources. General and administrative expenses were $4.2 million and $8.2 million for the three-month and six-month periods ended December 31, 1997, respectively, compared to $3.4 million and $6.2 million, respectively, for the same periods in the prior year. General and administrative expenses have increased in absolute dollars as the Company has continued to add personnel to support the Company's growth in operations. As a percent of revenue, general and administrative expenses decreased to 11.1% and 11.4% for the three-month and six-month periods ended December 31, 1997, respectively, from 14.5% and 14.7%, respectively, in the same periods of the prior year. General and administrative expenses decreased as a percent of revenue in the three-month and six-month periods ended December 31, 1997 as a result of the Company's increased revenue.

  Other costs. Other costs consist of expenses related to professional personnel (other than compensation and benefits), including travel and entertainment, certain recruiting and professional development expenses, field facilities, depreciation, expensed equipment, supplies, and research and development expenses related to electronic services. Other costs were $5.7 million and $10.9 million for the three-month and six-month periods ended December 31, 1997, respectively, compared to $3.2 million and $6.3 million, respectively, for the same periods in the prior year. Other costs increased primarily as a result of increases in the number of professional personnel employed, and to a lesser extent, the costs of field offices established. As a percent of revenue, other costs increased to 14.9% and 15.2% for the three-month and six-month periods ended December 31, 1997, respectively, from 13.5% and 14.9%, respectively, for the same periods in the prior year, due primarily to an increase in unbilled travel and entertainment expenses. Other costs also fluctuate due to the timing of training and recruiting expenses.

  Interest and other, net. Interest and other, net, consists of interest income and expense. Interest income consists primarily of interest on cash, cash equivalents, investments and notes receivable from shareholders. Interest expense consists of interest associated with bank borrowings. Net interest income was $478,000 and $374,000 for the three-month periods ended December 31, 1997 and 1996, respectively and $830,000 and $354,000 for the six-month periods ended December 31, 1997 and 1996, respectively. The increase in net interest income reflects higher average investment balances during the three and six month periods ended December 31, 1997 as compared to the same periods of the prior year.

  Provision for Income Taxes. Income tax expense represents combined federal, state and foreign taxes at an effective rate of 40% for fiscal 1998 and 39% for fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997, the Company had $49.9 million in cash, cash equivalents and investments, representing an increase of $9.1 million from June 30, 1997.

  Net cash provided by operations for the six months ended December 31, 1997 was $7.4 million compared to net cash used in operations of $39,000 for the comparable period of the prior year. Increases in cash provided by operations were due primarily to an increase in net income offset by an increase in accounts receivable of $8.1 million. Although the Company believes its collections experience is within industry standards, the Company's inability to collect for its services on a timely basis in the future could have a material adverse effect on the Company's business, operating results and financial condition. Capital expenditures were $2.3 million during the six months ended December 31, 1997 compared to $4.5 million for the comparable period of the prior year. The Company currently has no material capital commitments.

  The Company has a $10 million line of credit with a bank which expires in June 1998. Borrowings under the line of credit bear interest at the bank's prime rate. There were no borrowings under the line of credit at December 31, 1997. Borrowings outstanding at June 30, 1998 that have been used to fund capital equipment purchases, up to a maximum of $5 million, may be converted to a 36-
month loan which bears interest at the bank's prime rate plus 0.5%.   The line
of credit is secured by substantially all of the Company's assets and requires the Company to comply with certain financial covenants. At December 31, 1997, the Company was in compliance with these financial covenants.

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

  Variability of Quarterly Operating Results. Substantially all of the Company's revenue is derived from professional services, which are generally provided on a "time and expenses" basis. Professional services revenue is recognized only when network systems engineers are engaged on client projects. In addition, a substantial majority of the Company's operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any underutilization of network systems engineers may cause significant variations in operating results in any particular quarter and could result in losses for such quarter. Factors which could cause such underutilization include: the reduction in size, delay in commencement, interruption or termination of one or more significant projects; the completion during a quarter of one or more significant projects; the inability to obtain new projects; the overestimation of resources required to complete new or ongoing projects; and the timing and extent of training, weather related shut-downs, vacation days and holidays. The Company's revenue and earnings may also fluctuate from quarter to quarter based on a variety of factors including the loss of key employees, an inability to hire and retain sufficient numbers of network systems engineers and account managers, reductions in billing rates, write-offs of billings, or services performed at no charge as a result of the Company's failure to meet its clients' expectations, claims by the Company's clients for the actions of the Company's employees arising from damages to clients' business or otherwise, competition, timing of employment taxes, the development and introduction of new services, decrease slowdown in the growth of the networking industry as a whole and general economic conditions. The Company's operating results may also fluctuate based upon the ongoing market acceptance and the timing and size of orders for of EnterprisePRO (see "Risks Associated with Electronic Services") which are difficult to forecast. and the timing and size of orders, which are difficult to forecast If an unanticipated order shortfall for electronic services occurs, the Company's operating results could be materially adversely affected, particularly because margins are higher on electronic services than professional services. In addition, the Company plans to continue to expand its operations based on sales forecasts by hiring additional network systems engineers, account managers and other employees, and adding new offices, systems and other infrastructure. The resulting increase in operating expenses would have a material adverse effect on the Company's operating results if revenue were not to increase to support such expenses. In addition, in the short-term, a significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. Based upon all of the foregoing, the Company believes that quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

  Risks Associated with Client Concentration; Absence of Long-Term Agreements. The Company has derived a significant portion of its revenue from a limited number of large clients and expects this concentration to continue. There can be no assurance that revenue from clients that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. The Company has, in the past, experienced declines in revenue from clients that have accounted for significant revenue. In addition, the Company generally does not have a long-term services contract with any of its clients. The Company's clients are generally able to reduce or cancel their use of the Company's professional services without penalty and with little or no notice. As a result, the Company believes that the number and size of its existing projects are not reliable indicators or measures of future revenue. When a client defers, modifies or cancels a project, the Company must be able to rapidly redeploy network systems engineers to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. In addition, the Company's operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any significant reduction in the scope of the work performed for any significant client or a number of smaller clients, the failure of anticipated projects to materialize, or deferrals, modifications or cancellations of ongoing projects by any of these clients could have a material adverse effect on the Company's business, operating results and financial condition.

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

  Dependence on New Business Development. The Company's future success will also depend in large part on the development of new business by the Company's account managers, who solicit new business and manage relationships with existing clients. As a result, the Company's success will depend on its ability to attract and retain qualified account managers who have an understanding of the Company's business and the industry it serves. Competition for account managers is intense and the Company has experienced, and may in the future experience, high rates of turnover among its account managers. In addition, integration of new account managers into the Company's business can be lengthy. Any inability of the Company to attract and retain a sufficient number of account managers or to integrate new account managers into the Company's operations on a timely basis, would impair the Company's ability to obtain projects from new and existing clients which could have a material, adverse effect on the Company's business, operating results and financial condition.

  Risks Associated with Electronic Services. The Company's long-term strategy is to derive a significant portion of its revenue from electronic services. The Company has expended, and expects to continue to expend, substantial amounts in the development and marketing of its electronic services. The introduction of EnterprisePRO and any other electronic services that the Company may develop in the future will be subject to risks generally associated with new service introductions, including delays in development, testing or introduction, or the failure to satisfy clients' requirements.

  Management of Growth. The Company has experienced periods of rapid revenue and client growth and an increase in the number of its employees and offices and the scope of its supporting infrastructure. The Company does not believe these rates of growth are sustainable. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on the Company's management and operating and financial systems. The Company will be required to continue to hire management personnel and improve its systems on a timely basis and in such a manner as is necessary to accommodate any increase in the number of transactions and clients, any increase in the size of the Company's operations and any introduction of new products and services. There can be no assurance that the Company's management or systems will be adequate to support the Company's existing or future operations. Any failure to implement and improve the Company's systems or to hire and retain the appropriate personnel to manage its operations would have a material adverse effect on the Company's business, operating results and financial condition and its ability to maintain its current level of revenues.

  Intense Competition. The network services industry is comprised of a large number of participants and is subject to rapid change and intense competition. With respect to professional services, the Company faces competition from system integrators, value-added resellers ("VARs"), local and regional network services firms, telecommunications providers, network equipment vendors, and computer systems vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition, and generate greater service revenue than does the Company. With respect to electronic services, the Company faces competition from software vendors. The Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Increased competition could result in price reductions, fewer client projects, underutilization of employees, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition.

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

  Risks Associated With International Expansion. A component of the Company's long-term strategy is to expand into international markets. The Company provides professional services to certain of its United States clients in foreign locations and during the quarter ended September 30, 1997, opened an office in the United Kingdom to serve clients in Europe. To date, revenue generated from international operations has not been significant. There is no assurance that the revenue generated from international operations will be adequate to offset the expense of establishing and maintaining these foreign operations, and if revenue does not materialize as anticipated, the Company's business, operating results and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to successfully market, sell and deliver its services in international markets. In addition to the uncertainty as to the Company's ability to expand into international markets, there are certain risks inherent in conducting business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, employment laws and practices in foreign countries, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, imposition of currency exchange controls, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete effectively in these markets.

  Relationship with Cisco Systems. Although the Company is a vendor-independent provider of network services, the Company has a significant relationship with Cisco Systems, Inc. ("Cisco") and believes that maintaining and enhancing this relationship is important to the Company's business due to Cisco's leading position in the large scale, enterprise internetworking market. Cisco develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed LANs and WANs. The Company has entered into direct relationships with clients as a result of referrals from Cisco and provides to Cisco, primarily as a subcontractor. In addition, during the quarter ended December 31, 1997, the Company entered into a resale agreement with Cisco, whereby Cisco's sales organization will market EnterprisePRO to its customers and INS will deliver and administer the service. In addition, Cisco is a shareholder of the Company and an officer of Cisco is a member of the Company's Board of Directors. Although the Company believes that its relationship with Cisco is good, there can be no assurance that the Company will be able to maintain or, enhance its relationship with Cisco. Any deterioration in the Company's relationship with Cisco could have a material adverse effect on the Company's business, operating results and financial condition. In addition, should the Company's relationship with Cisco be perceived as compromising the Company's ability to provide unbiased solutions, the Company's relationship with existing or potential clients could be materially adversely affected.

                          PART II -- OTHER INFORMATION

ITEM 4.   SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS.
          -----------------------------------------------------

  The following matters were submitted to the shareholders at the Company's Annual Meeting of Shareholders held October 30, 1997. Each of these matters was approved by a majority of shares present at the meeting.

   1. The uncontested election of six directors to serve a one-year until their successors are duly elected and qualified. The following is a summary of the nominees and voting results:

                               Votes For          Votes Withheld
                               ----------         --------------
Donald K. McKinney             26,125,139              98,017
John L. Drew                   26,124,103              99,053
Douglas C. Allred              26,122,300             100,856
Vernon R. Anderson             26,124,627              98,529
David Carlick                  26,171,242              51,914
Lawrence G. Finch              26,171,242              51,914

    2. The ratification of the appointment of Price Waterhouse, LLP as the independent accountants of the Company for the fiscal year ending June 30, 1998. Results of the voting included 26,215,926 shares for, 5,493 against and 1,737 shares abstained.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

          (a)  EXHIBITS

               11.1   STATEMENT OF COMPUTATION OF NET INCOME PER SHARE

               27.1   FINANCIAL DATA SCHEDULE

          (b)  REPORTS ON FORM 8-K

               NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                             INTERNATIONAL NETWORK SERVICES

                             By:  /s/ Kevin J. Laughlin

                             _____________________________________

                                     Kevin J. Laughlin
                                     Vice President, Finance,
                                     Chief Financial Officer and Secretary
                                     (Principal Financial and Accounting
                                     Officer and Duly Authorized Officer)

Date: February 11, 1998

                                 EXHIBIT INDEX

EXHIBIT 11.1     STATEMENT OF COMPUTATION OF NET INCOME PER SHARE

EXHIBIT 27.1     FINANCIAL DATA SCHEDULE