Form 10-Q
period 1998-03-31
INTERNATIONAL NETWORK SERVICES
filed 1998-05-11
CIK 889085

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________________ TO ___________________

                        COMMISSION FILE NUMBER: 0-21131

                               ----------------

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

                              YES [X]      NO [_]

The number of shares outstanding of the registrant's Common Stock as of April 30, 1998 was 32,849,303.

                         INTERNATIONAL NETWORK SERVICES

                                     INDEX

                          PART I  FINANCIAL INFORMATION
                                                                                                        Page No
                                                                                                     --------------
Item 1          Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets as of March 31, 1998 (unaudited) and                        3
                June 30, 1997

                Condensed Consolidated Statements of Operations (unaudited) for the three and
                nine month periods ended March 31, 1998 and 1997                                                  4

                Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month
                periods ended  March 31, 1998 and 1997                                                            5

                Notes to Condensed Consolidated Financial Statements                                              6

Item 2          Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                                        8


                        PART II  OTHER INFORMATION

Items 1-5       Not applicable                                                                                   14

Item 6          Exhibits and Reports on Form 8-K                                                                 14

                Signature                                                                                        15

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INTERNATIONAL NETWORK SERVICES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                       March 31,               June 30,
                                                                                          1998                   1997
                                                                                  -----------------      -----------------
                                      ASSETS
Current assets:
  Cash and cash equivalents.......................................................         $ 15,574                $19,455
  Short-term investments..........................................................           27,578                 12,075
  Accounts receivable, net........................................................           40,728                 23,949
  Deferred income taxes...........................................................            1,150                  1,150
  Prepaid expenses and other assets...............................................            2,016                  2,991
                                                                                          ---------                -------
    Total current assets..........................................................           87,046                 59,620
Property and equipment, net.......................................................            9,080                  8,073
Deferred income taxes.............................................................              803                    803
Investments.......................................................................            5,759                  9,240
                                                                                          ---------                -------
    Total assets..................................................................        $ 102,688                $77,736
                                                                                          =========                =======

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................         $  3,873                $ 3,208
  Accrued expenses................................................................           12,493                  7,736
  Income taxes payable............................................................            2,196                     --
  Deferred revenue................................................................            2,296                    554
                                                                                          ---------                -------
    Total current liabilities.....................................................           20,858                 11,498

Shareholders' equity:
  Preferred Stock, no par value, 5,000,000 shares authorized; no shares issued
   and outstanding................................................................               --                     --
  Common Stock, no par value,75,000,000 shares authorized; 34,416,910 and
   32,576,338 shares issued and outstanding at March 31, 1998 and June  30,
   1997, respectively.............................................................           64,294                 60,897
  Notes receivable from shareholders..............................................             (695)                (1,937)

  Retained earnings...............................................................           18,231                  7,278
                                                                                          ---------                -------
    Total shareholders' equity....................................................           81,830                 66,238
                                                                                          ---------                -------
    Total liabilities and shareholders' equity....................................        $ 102,688                $77,736
                                                                                          =========                =======

     See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL NETWORK SERVICES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                       Three Months Ended                  Nine Months Ended
                                                                            March 31,                          March 31,
                                                                -------------------------------     ------------------------------
                                                                     1998              1997              1998              1997
                                                                -------------     -------------     -------------     ------------
Revenue........................................................       $45,241           $26,539          $117,220          $68,764
                                                                -------------     -------------     -------------     ------------

Operating expenses:
    Professional personnel.....................................        19,989            12,366            52,753           31,257
    Sales and marketing........................................         6,280             3,950            16,163           10,197
    General and administrative.................................         5,092             3,520            13,266            9,712
    Other costs................................................         7,217             3,568            18,149            9,870
                                                                -------------     -------------     -------------     ------------
         Total operating expenses..............................        38,578            23,404           100,331           61,036
                                                                -------------     -------------     -------------     ------------

Income from operations.........................................         6,663             3,135            16,889            7,728
Interest and other, net........................................           531               350             1,361              704
                                                                -------------     -------------     -------------     ------------
Income before income taxes.....................................         7,194             3,485            18,250            8,432
Provision for income taxes.....................................         2,874             1,359             7,291            3,289
                                                                -------------     -------------     -------------     ------------
Net income.....................................................       $ 4,320           $ 2,126          $ 10,959          $ 5,143
                                                                =============     =============     =============     ============

Net income per share - Basic...................................         $0.14             $0.07             $0.35            $0.22
                                                                =============     =============     =============     ============
Shares used to compute net income per share - Basic............        31,637            29,757            31,225           23,278

Net income per share - Diluted.................................         $0.13             $0.06             $0.32            $0.16
                                                                =============     =============     =============     ============
Shares used to compute net income per share - Diluted..........        34,417            33,687            34,008           32,851

     See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL NETWORK SERVICES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                 March 31,
                                                                               ------------------------------------------
                                                                                       1998                    1997
                                                                               ------------------      ------------------
Cash flows from operating activities:
   Net income..................................................................          $ 10,959                $  5,143
   Adjustments to reconcile net income
   to net cash provided by (used for) operating activities:
      Depreciation and amortization............................................             3,860                   2,379
      Changes in operating assets and liabilities:
        Accounts receivable....................................................           (16,779)                (10,923)
        Prepaid expenses and other assets......................................               975                    (609)
        Accounts payable.......................................................               665                      89
        Accrued expenses.......................................................             4,757                   3,279
        Income taxes payable...................................................             2,196                      (8)
        Deferred revenue.......................................................             1,742                     (61)
                                                                               ------------------      ------------------
          Net cash provided by (used for) operating activities.................             8,375                    (711)
                                                                               ------------------      ------------------
Cash flows from investing activities:
   Purchases of  investments, net..............................................           (12,022)                (18,256)
   Purchases of property and equipment, net....................................            (4,867)                 (6,121)
                                                                               ------------------      ------------------
          Net cash used for investing activities...............................           (16,889)                (24,377)
                                                                               ------------------      ------------------
Cash flows from financing activities:
   Repayments of notes payable.................................................                --                    (715)
   Repayment of borrowings under line of credit................................                --                  (1,000)
   Repayment of shareholder notes receivable...................................               528                      --
   Proceeds from issuance of Common Stock, net.................................             4,105                  41,911
                                                                               ------------------      ------------------
          Net cash provided by financing activities............................             4,633                  40,196
                                                                               ------------------      ------------------
Net change in cash and cash equivalents........................................            (3,881)                 15,108
Cash and cash equivalents at beginning of period...............................            19,455                     869
                                                                               ------------------      ------------------
Cash and cash equivalents at end of period.....................................          $ 15,574                $ 15,977
                                                                               ==================      ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
        Repurchase of Common Stock in exchange for cancellation of notes
            receivable from shareholders.......................................          $    714                $     --




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

  For purposes of presentation, the Company has indicated the third quarter and the first nine months of fiscal 1998 and 1997 as ending on March 31, respectively; whereas, in fact the Company's fiscal quarters end on the Sunday nearest the end of the calendar quarter.

  The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998 or any other future interim period, and the Company makes no representations related thereto.


NOTE 2--BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                                  March 31,              June 30,
                                                                                     1998                  1997
                                                                             -----------------     -----------------
Accounts receivable:
     Trade...................................................................          $42,150               $24,537
     Less:  allowance for doubtful accounts..................................           (1,422)                 (588)
                                                                                       -------               -------
                                                                                       $40,728               $23,949
                                                                                       =======               =======
Property and equipment:......................................................
     Computer equipment and software.........................................          $14,164               $12,389
     Furniture, fixtures & leasehold improvements............................            4,054                 2,489
                                                                                       -------               -------
                                                                                        18,218                14,878
     Less:  accumulated depreciation.........................................           (9,138)               (6,805)
                                                                                       -------               -------
                                                                                       $ 9,080               $ 8,073
                                                                                       =======               =======
Accrued expenses:
     Accrued compensation and employee benefits..............................          $10,339               $ 6,935
     Other liabilities.......................................................            2,154                   801
                                                                                       -------               -------
                                                                                       $12,493               $ 7,736
                                                                                       =======               =======


NOTE 3--CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents include commercial paper, U.S. Treasury Bills and demand notes. Short-term investments, all of which are classified as "available for sale", consist of high quality debt securities with original maturity dates greater than 90 days. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in securities classified as available for sale are reported at fair value with unrealized gains and losses, net of related taxes, reported as a separate component of shareholders' equity. At March 31, 1998, the estimated fair value approximated cost.

NOTE 4--REVENUE RECOGNITION

          Substantially all of the Company's revenue is derived from professional services which are generally provided to clients on a "time and expense" basis. The Company also performs a limited number of fixed-price engagements under which revenue is recognized using the percentage-of - completion method (based on the ratio of costs incurred to total estimated project costs). Provision for estimated losses on engagements is made during the period in which the loss becomes probable and can be reasonably estimated. To date, such losses have been insignificant. The Company reports revenue net of reimbursable expenses which are billed to and collected from clients. In addition, the Company derives a portion of its revenue from electronic services. The Company's clients purchase electronic services as a service or separately as a software license, software subscription and support services. Service and software subscription revenue is recognized over the term of the contract, installation revenue is recognized when installation is complete and software license revenue is recognized upon shipment of the product, provided no significant obligations remain and collection of the resulting receivable is probable. In instances where a significant obligation remains, revenue recognition is delayed until the obligation is satisfied. Payments received in advance of revenue recognition are recorded as deferred revenue.

NOTE 5--EARNINGS PER SHARE

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". The Statement redefines earnings per share (EPS) under generally accepted accounting principles. Under the new standard, primary (EPS) is replaced by basic EPS and fully diluted EPS is replaced by diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similar to fully diluted EPS under APB Opinion
15. SFAS 128 was adopted for the second quarter of fiscal 1998. The following table represents unaudited, disclosures of basic and diluted EPS in accordance with SFAS 128 assuming the standard was applied during all periods presented below:

                                                                      Three Months Ended                   Nine Months Ended
                                                                -----------------------------        -----------------------------
                                                                March 31,            March 31,         March 31,          March 31,
                                                                  1998                 1997              1998               1997
                                                                -----------------------------        -----------------------------
                                                                                           (Unaudited)
Numerator:
  Net income                                                    $ 4,320               $ 2,126            $10,959          $ 5,143
                                                                -------               -------            -------          -------
Denominator:

  Denominator for basic earnings per
    share-- weighted-average shares                              31,637                29,757             31,225           23,278

  Effect of dilutive securities:
    Common stock equivalents                                      1,975                 2,140              1,768            7,512
    Common stock subject to repurchase                              805                 1,790              1,105            2,061
                                                                -------               -------            -------          -------
  Denominator for diluted earnings per
    share                                                        34,417                33,687             34,008           32,851
                                                                =======               =======            =======          =======

Net income per share--Basic                                     $   .14               $   .07            $   .35          $   .22
                                                                =======               =======            =======          =======
Net income per share--Diluted                                   $   .13               $   .06            $   .32          $   .16
                                                                =======               =======            =======          =======


Antidilutive Options. Options to purchase 448,967 and 227,511 shares of common stock were outstanding during the three month period ended March 31, 1998 and 1997, respectively and 327,674 and 113,015 during the nine month period ended March 31, 1998 and 1997, respectively but were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

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


RESULTS OF OPERATIONS

   The  following  table sets forth,  for the periods  indicated,  certain financial data as a percent of revenue:

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        MARCH 31,                         MARCH 31,
                                                                        ---------                         ---------
                                                                  1998              1997             1998             1997
                                                                  ----              ----             ----             ----
Revenue                                                          100.0%            100.0%           100.0%          100.0%
Operating expenses:
   Professional personnel.............................            44.2              46.6             45.0            45.5
   Sales and marketing................................            13.9              14.9             13.8            14.8
   General and administrative.........................            11.3              13.3             11.3            14.1
   Other costs........................................            16.0              13.4             15.5            14.4
                                                                 -----             -----            -----           -----
       Total operating expenses.......................            85.4              88.2             85.6            88.8
                                                                 -----             -----            -----           -----
Income from operations................................            14.6              11.8             14.4            11.2
Interest and other, net...............................             1.2               1.3              1.2             1.0
                                                                 -----             -----            -----           -----
Income before income taxes............................            15.8              13.1             15.6            12.2
Provision for income taxes............................             6.4               5.1              6.2             4.8
                                                                 -----             -----            -----           -----
Net income............................................             9.4%              8.0%             9.4%            7.4%
                                                                 =====             =====            =====           =====

REVENUE

          Substantially all of the Company's revenue is derived from fees for professional services. The Company also derives revenue from electronic services; however, such revenue has not been significant to date. Revenue increased 71% to $45.2 million for the three months ended March 31, 1998 from $26.5 million in the same period of the prior year. Revenue increased 70% to $117.2 million in the nine months ended March 31, 1998 from $68.8 million in the same period in the prior year. The Company does not believe that these rates of growth are sustainable in future periods. Revenue increased primarily due to an increase in the number and size of professional service projects as well as an increase in EnterprisePRO sales and, to a lesser extent, an increase in average billing rates per hour per engineer from the same period of the prior year. One client accounted for 10% of the Company's revenue for the three month period ended March 31, 1998. No one client accounted for more than 10% of the Company's revenue for the nine month period ended March 31, 1998.


OPERATING EXPENSES

          Professional personnel. Professional personnel expenses consist primarily of compensation and benefits of the Company's employees engaged in the delivery of professional services and electronic services. Professional personnel expenses were $20.0 million and $52.8 million for the three-month and nine-month periods ended March 31, 1998, respectively, compared to $12.4 million and $31.3 million, respectively, for the same periods in fiscal 1997. The increase in absolute dollars is attributable primarily to an increase in the number of network system engineers. As a percent of revenue, professional personnel expenses decreased to 44.2% and 45.0% for the three-month and nine-month periods ended March 31, 1998, respectively, compared to 46.6% and 45.5% for the same periods of fiscal 1997. Professional personnel expenses decreased as a percent of revenue in the three month and nine month periods ended March 31, 1998 primarily due to an increase in billing rates for professional services and, to a lesser extent, an increase in EnterprisePRO revenue as a percent of total revenue.

          Sales and marketing. Sales and marketing expenses consist primarily of compensation (including commissions) and benefits of sales and marketing personnel, and outside marketing expenses. Sales and marketing expenses were $6.3 million and $16.2 million for the three-month and nine-month periods ended March 31, 1998, respectively, compared to $4.0 million and $10.2 million, respectively, for the same periods in fiscal 1997. The increase in absolute dollars was due primarily to the growth in the number of sales and marketing employees and to commissions resulting from increased revenue. As a percent of revenue, sales and marketing expenses decreased to 13.9% and 13.8% for the three-month and nine-month periods ended March 31, 1998, respectively, from 14.9% and 14.8%, respectively, in the same periods of fiscal 1997. The decrease, on a percentage basis, was due primarily to leverage of the field management organization and changes in compensation plans.

          General and administrative. General and administrative expenses consist of expenses associated with executive staff, finance and administration, corporate facilities, information systems and human resources. General and administrative expenses were $5.1 million and $13.3 million for the three-month and nine-month periods ended March 31, 1998, respectively, compared to $3.5 and $9.7 million, respectively, for the same periods in fiscal 1997. General and administrative expenses have increased in absolute dollars as the Company has continued to add personnel to support the Company's growth in operations. As a percent of revenue, general and administrative expenses decreased to 11.3% for both the three-month and nine-month periods ended March 31, 1998, from 13.3 % and 14.1%, respectively, in the same periods of fiscal 1997. General and administrative expenses decreased as a percent of revenue in the three-month and nine-month periods ended March 31, 1998 due to the leverage of infrastructure.

          Other costs. Other costs consist of expenses related to professional personnel (other than compensation and benefits), including travel and entertainment, certain recruiting and professional development expenses, field facilities, depreciation, expensed equipment and supplies, and research and development expenses related to electronic services. Other costs were $7.2 million and $18.1 million for the three-month and nine-month periods ended March 31, 1998, respectively, compared to $3.6 million and $9.9 million, respectively, for the same periods in fiscal 1997. Other costs increased primarily as a result of increases in the number of professional personnel employed, and to a lesser extent, the costs of field offices established since the first quarter of fiscal 1997. Other costs increased as a percent of revenue to 16.0% and 15.5% for the three-month and nine-month periods ended March 31, 1998, respectively, as compared to 13.4% and 14.4%, respectively, for the same periods in fiscal 1997. Other costs, as a percent of revenue, increased primarily due to increases in recruiting, professional development and travel and entertainment expenses.

          Interest and other, net. Interest and other, net, consists of interest income and expense. Interest income consists primarily of interest on cash, cash equivalents and short term investments and notes receivable from shareholders. Interest expense consists of interest associated with bank borrowings. Net interest income was $531,000 and $350,000 for the three-month periods ended March 31, 1998 and 1997, respectively. Net interest income was $1.4 million and $704,000 for the nine-month periods ended March 31, 1998 and 1997, respectively. The increase in net interest income reflects higher average investment balances.

          Provision for Income Taxes. Income tax expense represents combined federal and state taxes at an effective rate of 40% for fiscal 1998 and 39% for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1998, the Company had $48.9 million in cash, cash equivalents and investments, representing an increase of $8.1 million from June 30, 1997.

          Net cash provided by operations for the first nine months of fiscal 1998 was $8.4 million compared to net cash used in operations of $711,000 for the comparable period of the prior year. Increases in cash provided by operations were due primarily to an increase in net income. Although the Company believes its collections experience is within industry standards, the Company's inability to collect for its services on a timely basis in the future could have a material adverse effect on the Company's business, operating results and financial condition. Capital expenditures were $4.9 million during the nine months ended March 31, 1998 compared to $6.1 million for the comparable period of the prior year. The Company currently has no material capital commitments.

          The Company has a $10 million line of credit with a bank which expires in June 1998. Borrowings under the line of credit bear interest at the bank's prime rate. There were no borrowings under the line of credit at March 31, 1998. Borrowings outstanding at June 30, 1998 that have been used to fund capital equipment purchases, up to a maximum of $5 million, may be converted to a 36-month loan which bears interest at the bank's prime rate plus 0.5%. The line of credit is secured by substantially all of the Company's assets and requires the Company to comply with certain financial covenants. At March 31, 1998, the Company was in compliance with these financial covenants.

          The Company believes that its current cash and investment balances and cash flow from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.


RISK FACTORS THAT MAY AFFECT OPERATING RESULTS

          The following risk factors could materially and adversely affect the Company's future operating results and could cause actual events to differ materially from those predicted in the Company's forward-looking statements related to its business.

          Variability of Quarterly Operating Results. Substantially all of the Company's revenue is derived from professional services, which are generally provided on a "time and expenses" basis. Professional services revenue is recognized only when network systems engineers are engaged on client projects. In addition, a substantial majority of the Company's operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any underutilization of network systems engineers may cause significant variations in operating results in any particular quarter and could result in losses for such quarter. Factors which could cause such underutilization include: the reduction in size, delay in commencement, interruption or termination of one or more significant projects; the completion during a quarter of one or more significant projects; the inability to obtain new projects; the overestimation of resources required to complete new or ongoing projects; and the timing and extent of training, weather related shut-downs, vacation days and holidays. The Company's revenue and earnings may also fluctuate from quarter to quarter based on a variety of factors including the loss of key employees, an inability to hire and retain sufficient numbers of network systems engineers and account managers, reductions in billing rates, write-offs of billings, or services performed at no charge as a result of the Company's failure to meet its clients' expectations, claims by the Company's clients for the actions of the Company's employees arising from damages to clients' business or otherwise, competition, timing of employment taxes, the development and introduction of new services, decrease or slowdown in the growth of the networking industry as a whole and general economic conditions. The Company's operating results may also fluctuate based upon the ongoing market acceptance and the timing and size of orders for electronic services (see "Risks Associated with Electronic Services") which are difficult to forecast. If an unanticipated order shortfall for electronic services occurs, the Company's operating results could be materially adversely affected, particularly because margins are higher on electronic services than professional services. In addition, the Company plans to continue to expand its operations based on sales forecasts by hiring additional network systems engineers, account managers and other employees, and adding new offices, systems and other infrastructure. The resulting increase in operating expenses would have a material adverse effect on the Company's operating results if revenue were not to increase to support such expenses. Based upon all of the foregoing, the Company believes that quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

          Risks Associated with Client Concentration; Absence of Long-Term Agreements. The Company has derived a significant portion of its revenue from a limited number of large clients and expects this concentration to continue. One client accounted for 10% of the Company's revenues for the three month period ended March 31, 1998. No one client accounted for more than 10% of the Company's revenue for the nine month period ended March 31, 1998. There can be no assurance that revenue from clients that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. The Company has, in the past, experienced declines in revenue from clients that have accounted for significant revenue. In addition, the Company generally does not have a long-term services contract with any of its clients. The Company's clients are generally able to reduce or cancel their use of the Company's professional services without penalty and with little or no notice. As a result, the Company believes that the number and size of its existing projects are not reliable indicators or measures of future revenue. When a client defers, modifies or cancels a project, the Company must be able to rapidly redeploy network systems engineers to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. In addition, the Company's operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any significant reduction in the scope of the work performed for any significant client or a number of smaller clients, the failure of anticipated projects to materialize, or deferrals, modifications or cancellations of ongoing projects by any of these clients could have a material adverse effect on the Company's business, operating results and financial condition.

          Need to Attract and Retain Qualified Network Systems Engineers. The Company's future success will depend in large part on its ability to hire, train and retain network systems engineers who together have expertise in a wide array of network and computer systems and a broad understanding of the industries the Company serves. Competition for network systems engineers is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In particular, competition is intense for the limited number of qualified managers and senior network systems engineers. The Company has experienced, and may in the future experience high rates of turnover among its network systems engineers. Any inability of the Company to hire, train and retain a sufficient number of qualified network systems engineers could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced, and may in the future, experience increasing compensation costs for its network systems engineers. Any inability of the Company to recover increases in compensation of network systems engineers through higher billing rates or to reduce other expenses to offset such increases, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, any inability of the Company to attract and retain a sufficient number of qualified network systems engineers in the future could impair the Company's planned expansion of its business.

          Dependence on New Business Development. The Company's future success will also depend in large part on the development of new business by the Company's account managers, who solicit new business and manage relationships with existing clients. As a result, the Company's success will depend on its ability to attract and retain qualified account managers who have an understanding of the Company's business and the industry it serves. Competition for account managers is intense and the Company has experienced, and may in the future experience high rates of turnover among its account managers. In addition, integration of new account managers into the Company's business can be lengthy. Any inability of the Company to attract and retain a sufficient number of account managers or to integrate new account managers into the Company's operations on a timely basis, would impair the Company's ability to obtain projects from new and existing clients which could have a material adverse effect on the Company's business, operating results and financial condition.

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

          Management of Growth. The Company has recently experienced a period of rapid revenue and client growth and an increase in the number of its employees and offices and the scope of its supporting infrastructure. The Company does not believe this rate of growth is sustainable. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on the Company's management and operating and financial systems. The Company will be required to continue to hire management personnel and improve its systems on a timely basis and in such a manner as is necessary to accommodate any increase in the number of transactions and clients, any increase in the size of the Company's operations and any introduction of new products and services. There can be no assurance that the Company's management or systems will be adequate to support the Company's existing or future operations. Any failure to implement and improve the Company's systems or to hire and retain the appropriate personnel to manage its operations would have a material adverse effect on the Company's business, operating results and financial condition.

          Intense Competition. The network services industry is comprised of a large number of participants and is subject to rapid change and intense competition. With respect to professional services, the Company faces competition from system integrators, value added resellers ("VARs"), local and regional network services firms, telecommunications providers, network equipment vendors, and computer systems vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition, and generate greater service revenue than does the Company. With respect to electronic services, the Company also faces competition from software vendors. The Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Increased competition could result in price reductions, fewer client projects, underutilization of employees, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition.

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

          Risks Associated With Potential International Expansion. A component of the Company's long-term strategy is to expand into international markets. The Company provides professional services to certain of its United States clients in foreign locations and recently opened an office in the United Kingdom to serve its clients in Europe. To date, revenue generated from international operations has not been significant. There is no assurance that the revenue generated from international operations will be adequate to offset the expense of establishing and maintaining these foreign operations, and if revenue does not materialize as anticipated, the Company's business, operating results and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to successfully market, sell and deliver its services in international markets. In addition to the uncertainty as to the Company's ability to expand into international markets, there are certain risks inherent in conducting business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, employment laws and practices in foreign countries, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, imposition of currency exchange controls, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete effectively in these markets.


          Relationship with Cisco Systems. Although the Company is a vendor-independent provider of network services, the Company has a significant relationship with Cisco Systems, Inc. ("Cisco") and believes that maintaining and enhancing this relationship is important to the Company's business due to Cisco's leading position in the large scale enterprise internetworking market. Cisco develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed LANs and WANs. The Company has entered into direct relationships with clients as a result of referrals from Cisco and provides services directly to Cisco, primarily as a subcontractor. In addition, during the quarter ended December 31, 1997, the Company entered into a resale agreement with Cisco, whereby Cisco's sales organization will market EnterprisePRO to its customers and INS will deliver and administer the service. In addition, Cisco is a shareholder of the Company and an officer of Cisco is a member of the Company's Board of Directors. Although the Company believes that its relationship with Cisco is good, there can be no assurance that the Company will be able to maintain or enhance its relationship with Cisco. Any deterioration in the Company's relationship with Cisco could have a material adverse effect on the Company's business, operating results and financial condition. In addition, should the Company's relationship with Cisco be perceived as compromising the Company's ability to provide unbiased solutions, the Company's relationship with existing or potential clients could be materially adversely affected.

                          PART II -- OTHER INFORMATION


ITEM 1-5  NOT APPLICABLE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits
                      27.1   Financial Data Schedule

           (b)   Reports on Form 8-K
                      No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                          INTERNATIONAL NETWORK SERVICES

                          By:  /s/  Kevin J. Laughlin
                               -----------------------------
                               Kevin J. Laughlin
                               Vice President, Chief Financial Officer
                               and Secretary
                               (Principal Financial and Accounting
                               Officer and Duly Authorized Officer)


Date: May 11 , 1998