Form 10-K405
period 1998-06-30
INTERNATIONAL NETWORK SERVICES
filed 1998-09-25
CIK 889085

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended                 Commission File Number
            June 30, 1998                               0-21131


                        INTERNATIONAL NETWORK SERVICES
            (Exact name of registrant as specified in its charter)
             California                                77-0289509
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


                  1213 Innsbruck Drive, Sunnyvale, CA  94089
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (408) 542-0100

       Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, NO PAR VALUE PER SHARE
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 14, 1998, there were 33,010,460 shares of the Registrant's Common Stock outstanding ,and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on September 14, 1998) was approximately $36.50. Shares of Common Stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's Annual Report to Shareholders for the year ended June 30, 1998 (the "1998 Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Also, certain sections of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on October 29, 1998 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                   INTERNATIONAL NETWORK SERVICES FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

Part I

     Item  1.  Business
     Item  2.  Properties
     Item  3.  Legal Proceedings
     Item  4.  Submission of Matters to a Vote of Security Holders


Part II

     Item  5.  Market for the Company's Common Stock and Related Shareholder
                Matters
     Item  6.  Selected Financial Data
     Item  7.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations
     Item  7A. Quantitative and Qualitative Disclosure About Market Risk
     Item  8.  Financial Statements and Supplementary Data
     Item  9.  Changes in and Disagreements with Accountants on Accounting and
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

  International Network Services ("INS" or the "Company") is a worldwide provider of services for complex enterprise networks. The Company provides services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex network technologies and multivendor environments. Areas of expertise include wide area networks ("WANs"), network management, network and host security and high performance local area networks ("LANs"), and virtual LANSs ("VLANs"). The Company believes that it is able to provide unbiased assessments and optimal solutions for its clients. The Company offers its services on a long or short term basis in any or all phases of the network life cycle. The Company's services are particularly well suited to clients who out-task a portion of their information technology infrastructure. The Company has developed an on-line solutions resource, Knowledge Network, through which the Company's network systems engineers communicate and collaborate to provide solutions to clients' complex enterprise network needs. The Company is leveraging its expertise in complex networks to develop electronic services which combine software and services to provide clients with solutions for certain repetitive network management tasks, such as network monitoring and network performance reporting. The Company's current electronic service, EnterprisePRO/SM/, is designed to collect data, generate reports and compile network information for use in the optimization of networks. The Company serves its clients, many of which have multi-location enterprise networks, through its network of 36 offices. As of June 30, 1998, the Company employed 1,353 persons, including 1,053 network systems engineers and managers.


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


INS SOLUTION

  INS is a provider of services for complex enterprise networks. The Company provides services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex network technologies and multivendor environments. The Company believes that it is able to provide unbiased assessments and optimal solutions for its clients. In addition, the Company provides a focused, flexible approach to assisting clients in any or all phases of the network life cycle. The Company's services are particularly well suited to out-tasking. The Company has developed an on-line solutions resource, Knowledge Network, through which the Company's network systems engineers communicate and collaborate to provide solutions to clients' complex enterprise network needs. In addition to professional services, the Company has developed electronic services which combine software and services to provide clients with solutions for repetitive network management tasks. The Company's current electronic service, EnterprisePRO, is designed to collect data, generate reports and compile network information for use in the optimization of networks. The Company serves its clients, many of which have multi-location enterprise networks, through its network of 36 offices.


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

  Expand Client Base in Existing and New Markets. The Company's strategy is to expand its presence in the geographic markets it currently serves and to enter new markets where it views the opportunity as attractive. The Company currently offers its services through a network of 36 offices in the United States, Canada and the United Kingdom. The Company believes that a broad presence will strengthen its competitive position within the network services market and enable it to better service its clients and enter new markets worldwide.

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

  Develop and Expand Corporate Infrastructure. The Company believes that its corporate infrastructure provides it with a competitive advantage in delivering services while enabling it to expand its operations. This infrastructure includes functions, such as recruiting, training and professional development, collaboration tools, such as Knowledge Network, and management information systems to give management the information necessary to make timely and accurate decisions. The Company believes that by continuing to develop and refine its employee recruiting and training infrastructure, strengthening its operational management reporting systems and controls, and expanding its information resources, it will be well-positioned to deliver high quality network services and support growth in its operations.

  Expand Electronic Services. The Company intends to leverage its expertise in complex networks by continuing to develop electronic services and software license fees for certain repetitive network management tasks, such as network monitoring and network performance reporting. In addition to the potential of revenue from services and license fees, electronic services are designed to build and maintain client relationships and provide opportunities for additional professional services.

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

SERVICES

  The Company provides professional services and technology expertise for all phases of the network life cycle and provides electronic services for routine network management tasks.

 Professional Services

  The Company had 1,053 network systems engineers and managers engaged in providing services for complex enterprise networks as of June 30, 1998. The Company has both the breadth of expertise required to support the full life cycle of a network, which includes planning, design, implementation, operations and optimization, and the depth of expertise required to address complex and rapidly changing technology. The Company offers its services on a long- or short-term basis in any or all phases of the network life cycle. The Company's services maximize flexibility in meeting customer requirements, offer added value, and can be clearly described and presented.

  In order to meet the challenge of providing consistent, quality service, the Company staffs each project with a complement of network systems engineers with requisite technical and management experience. The Company works with the client to create a plan that defines what will be delivered as well as how success or completion will be measured. To encourage quality assurance, the Company involves the service management team in all aspects of delivery and also coordinates content and progress reviews. Further, the Company uses Knowledge Network to bring the expertise and experience of many talented network systems engineers to bear on an assignment.

  The Company's services are provided either as discrete projects or as part of ongoing relationships. Project content and scope range from simple task-oriented engineering and value-added implementation efforts to large-scale programs involving multiple resources across several client locations. The Company generates revenue from its professional services generally on a time and expenses basis; however, some projects are delivered on a fixed-price basis. The success of the Company's business will depend on the Company's ability to fulfill the increasingly sophisticated needs of its clients. The Company's clients are generally able to reduce or cancel their use of the Company's services without penalty and with little or no notice. See "Risk Factors That May Affect Operating Results -- Risks Associated with Client Concentration; Absence of Long-Term Agreements" and "--Risks Associated With Electronic Services."

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

  .  Preparing technical design documentation

  .  Developing engineering specifications and documents

  .  Preparing Request for Proposal specifications or other make/buy criteria

  .  Providing detailed component purchasing lists

  Network Implementation. The network implementation phase includes high value-added network services, such as internet protocol addressing and router configuration, and, to a much lesser extent, traditional system integrator functions, such as hardware installation. The Company believes it has expertise in integrating new systems without disrupting ongoing business operations, thereby adding value and reducing risk to clients. The Company customizes an implementation plan for each client, which may include the following activities:

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

  Wide Area Networks. Wide area network design and optimization has special value in multi-protocol, multi-vendor enterprise network environments. The Company has substantial expertise in the design and optimization of shared transport TCP/IP and SNA networks, including emerging and legacy networking disciplines that span more than 20 years of network technology. Subject matter expertise includes commercial transport technologies (frame relay, ATM, T1/T3 leased lines with HDLC, SONET, SMDS, ISDN, and X.25), interior and exterior routing protocols (IGRP, EIGRP, CIDR, BGP-4, OSPF, RIP, and RIPv2), and commonly used network protocols ( TCP/IP, SNA, IPX, Apple, DECnet, VINES).

  Network Management. Network management practices include design and implementation of network operations/management centers, design of distributed network management systems, selection, installation, and integration of network management platforms and integration with alarm managers, trouble ticket systems and "manager of managers" tools. Subject matter expertise includes SNMP, SNMPv2, RMON, RMON2, HPOV, Optivity, Netview 6000, SunNet Manager, Spectrum, Seagate NerveCenter, Remedy ARS and broad-based skills in network management concepts and functions (fault, performance, configuration, accounting, security).

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


 Electronic Services

  The Company has leveraged its expertise in complex networks to develop electronic services which combine software and services to provide clients with solutions for certain repetitive network management tasks, such as network monitoring and network performance reporting. The Company's current offering, EnterprisePRO, is designed to collect data, generate reports and compile network information for use in the optimization of networks. The Company believes that

EnterprisePRO can reduce network administration costs, improve operating efficiencies and provide a better perspective on network performance.

  EnterprisePRO is designed to be a "turn-key" solution for network performance reporting and analysis. Prior to the quarter ended September 30, 1997, the Company offered its electronic services to clients only as a service under which the Company generally received a one-time installation fee and a monthly service fee that varied with the size of the network being monitored. The Company currently allows clients to separately purchase a software license, software subscription and support services as an alternative to the service contract. The EnterprisePRO server software provides a proprietary network data collection system and an intuitive Web-based user interface. A single server polls each device every five minutes and can monitor up to 10,000 network interfaces. The Web-based interface provides customizable network views that allow clients to do network diagnosis, interactive decision support, and management information for fact-based network architecture and upgrade planning. EnterprisePRO reports include utilization statistics for frame relay, WAN, LAN and router CPU, ethernet Hubs device uptime, and RMON and ROMON2 statistics, including top transmitters and protocol distribution. The INS operations center includes additional proprietary software. EnterprisePRO support service provides an automatic connection to the operations center by modem and download of the data. Operations center personnel back up the data and view generated exception reports to do daily quality checks and provide client support. The operations center performs updates to client configurations, troubleshooting of EnterprisePRO servers and updates EnterprisePRO service via a software push delivery model. EnterprisePRO installation services provide installation of the server at the client site and a connection to the INS operations center at the Company's headquarters. EnterprisePRO software subscription provides periodic updates of server software.

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

CLIENTS

The Company performs professional services for a variety of clients across a broad range of industries. The Company has derived a significant portion of its revenue from a limited number of large clients and expects this concentration to continue. No one client accounted for more than 10% of revenue in fiscal 1997 or 1998. In fiscal 1996, a client accounted for approximately $7.5 million, or 17.0%, of the Company's revenue. See "Risk Factors That May Affect Operating Results--Risks Associated with Client Concentration; Absence of Long-Term Agreements."

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


HUMAN RESOURCES

  The Company believes that its success in recruiting and retaining experienced, highly-qualified and highly-motivated personnel will depend in part on its ability to provide a rich environment and culture and to offer professional development and financial opportunities. As of June 30, 1998, the Company employed 1,353 persons, including 1,053 network systems engineers and managers.

  Recruiting. The success of the Company is dependent in part on attracting and retaining talented, creative and motivated personnel at all levels. The Company dedicates significant resources to its recruiting efforts. The Company generally seeks to meet its hiring needs through referrals from existing INS employees, through a nationwide network of recruiters and through the college graduate program. The Company's network systems engineers together have expertise in a wide array of computer and network systems of the Company's clients and a broad understanding of the industries in which the Company's clients are involved.

  Corporate Culture. The Company believes that developing a rich environment and culture is critical to its success in achieving its mission of becoming the premier provider of services for complex enterprise networks. The Company actively fosters a set of basic values, which were developed by its employees. These values include a dedication to being the best, respecting others and working as a team, continuous learning and development, trustworthiness and empowerment. The Company encourages employees to use these values in daily decision making and balance the interests of clients, shareholders and employees to maximize long-term Company value. The Company believes that its growth and success are attributable in large part to its high-caliber employees and the Company's adherence to these values.

  Professional Development. Professional development includes career opportunities and on-the-job challenges, as well as training programs. The Company has two career tracks for consultants, a technical track and a management track. The Company has established a training program, which includes national and local consultative approach workshops, collaboration workshops, new management training and technical training. In support of its curriculum, the Company offers advanced training through on-site simulation labs and numerous computer-based training modules. In addition, Knowledge Network serves as an additional training and information resource. The Company's personnel keep apprised of technological advances and developments through a combination of on-the-job exposure to relevant technology, special training programs, peer review and discussions, and supervision by seasoned technical personnel.

  Compensation. The Company believes that by linking employee compensation to the success of the Company through its incentive compensation programs, the Company encourages an owner attitude, which the Company believes results in decisions that maximize the Company's value and employee retention. The Company's compensation package consists of a combination of salary, performance-based incentive compensation, stock options and benefit plans.

  The Company's success will depend in part on the continued services of its key employees. The Company does not have employment or non-competition agreements with any of its key or other employees. The loss of services of one or more of the Company's key employees could have a material adverse effect on the Company's business, operating results and financial condition. In addition, if one or more key employees joins a competitor or forms a competing company, the loss of such employees and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, operating results and financial condition. In the event of the loss of any such employee, there can be no assurance that the Company would be able to prevent the unauthorized disclosure, or use, of the Company's, or its clients' technical knowledge, practice or procedures by such personnel, or that such disclosure, or use, would not have a material adverse effect on the Company's business, operating results and financial condition.

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


COMPETITION

  The network industry is comprised of a large number of participants and is subject to rapid change and intense competition. With respect to professional services, the Company faces competition from system integrators, value added resellers ("VARs"), local and regional network services firms, telecommunications providers, network equipment vendors, and computer systems vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition, and generate greater service revenue than does the Company. With respect to electronic services, the Company also faces competition from software vendors. The Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Increased competition could result in price reductions, fewer client projects, underutilization of employees, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition.

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


  Variability of Quarterly Operating Results. Substantially all of the Company's revenue is derived from professional services, which are generally provided on a "time and expenses" basis. Professional services revenue is recognized only when network systems engineers are engaged on client projects. In addition, a majority of the Company's operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any underutilization of network systems engineers may cause significant variations in operating results in any particular quarter and could result in losses for such quarter. Factors which could cause such underutilization include: the reduction in size, delay in commencement, interruption or termination of one or more significant projects; the completion during a quarter of one or more significant projects; the inability to obtain new projects; the overestimation of resources required to complete new or ongoing projects; and the timing and extent of training, weather related shut-downs, vacation days and holidays. The Company's revenue and earnings may also fluctuate from quarter to quarter based on a variety of factors including the loss of key employees, an inability to hire and retain sufficient numbers of network systems engineers and account managers, reductions in billing rates, write-offs of billings, or services performed at no charge as a result of the Company's failure to meet its clients' expectations, claims by the Company's clients for the actions of the Company's employees arising from damages to clients' business or otherwise, competition, timing of employment taxes, the development and introduction of new services, decrease or slowdown in the growth of the networking industry as a whole and general economic conditions. The Company's operating results may also fluctuate based upon the ongoing market acceptance and the timing and size of orders for electronic services (see "Risks Associated with Electronic Services") which are difficult to forecast. If an unanticipated order shortfall for electronic services occurs, the Company's operating results could be materially adversely affected, particularly because margins are higher on electronic services than professional services. In addition, the Company plans to continue to expand its operations based on sales forecasts by hiring additional network systems engineers, account managers and other employees, and adding new offices, systems and other infrastructure. The resulting increase in operating expenses would have a material adverse effect on the Company's operating results if revenue were not to increase to support such expenses. Based upon all of the foregoing, the Company believes that quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied on as indications of future performance. Furthermore, it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

    Risks Associated with Client Concentration; Absence of Long-Term Agreements. The Company has derived a significant portion of its revenue from a limited number of large clients and expects this concentration to continue. No one client, however, accounted for more than 10% of the Company's revenue for the year ended June 30, 1998. There can be no assurance that revenue from clients that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. The Company has, in the past, experienced declines in revenue from clients that have accounted for significant revenue. In addition, the Company generally does not have a long-term services contract with any of its clients. The Company's clients are generally able to reduce or cancel their use of the Company's professional services without penalty and with little or no notice. As a result, the Company believes that the number and size of its existing projects are not reliable indicators or measures of future revenue. When a client defers, modifies or cancels a project, the Company must be able to rapidly redeploy network systems engineers to other projects in order to minimize the underutilization of employees and the resulting adverse impact on operating results. In addition, the Company's operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any significant reduction in the scope of the work performed for any significant client or a number of smaller clients, the failure of anticipated projects to materialize, or deferrals, modifications or cancellations of ongoing projects by any of these clients could have a material adverse effect on the Company's business, operating results and financial condition.

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

    Management of Growth. The Company has recently experienced a period of rapid revenue and client growth and an increase in the number of its employees and offices and in the scope of its supporting infrastructure. The Company does not believe this rate of growth is sustainable. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on the Company's management and operating and financial systems. The Company will be required to continue to hire management personnel and improve its systems on a timely basis and in such a manner as is necessary to accommodate any increase in the number of transactions and clients, any increase in the size of the Company's operations and any introduction of new products and services. There can be no assurance that the Company's management or systems will be adequate to support the Company's existing or future operations. Any failure to implement and improve the Company's systems or to hire and retain the appropriate personnel to manage its operations would have a material adverse effect on the Company's business, operating results and financial condition.

    Intense Competition. The network industry is comprised of a large number of participants and is subject to rapid change and intense competition. With respect to professional services, the Company faces competition from system integrators, VARs, local and regional network services firms, telecommunications providers, network equipment vendors, and computer systems vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition, and generate greater service revenue than does the Company. With respect to electronic services, the Company also faces competition from software vendors. The Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Increased competition could result in price reductions, fewer client projects, underutilization of employees, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition.

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

    Risks Associated With Potential International Expansion. A component of the Company's long-term strategy is to expand into international markets. The Company provides professional services to certain of its United States clients in foreign locations. The Company has opened an office in the United Kingdom to serve its clients in Europe and an office in Toronto to serve its clients in Canada. To date, revenue generated from international operations has not been significant. There is no assurance that the revenue generated from international operations will be adequate to offset the expense of establishing and maintaining these foreign operations, and if revenue does not materialize as anticipated, the Company's business, operating results and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to successfully market, sell and deliver its services in international markets. In addition to the uncertainty as to the Company's ability to expand into international markets, there are certain risks inherent in conducting business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, employment laws and practices in foreign countries, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, imposition of currency exchange controls, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete effectively in these markets.


    Relationship with Cisco Systems. Although the Company is a vendor independent provider of network services, the Company has a significant relationship with Cisco and believes that maintaining and enhancing this relationship is important to the Company's business due to Cisco's leading position in the large scale enterprise internetworking market. Cisco develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed LANs and WANs. The Company has entered into direct relationships with clients as a result of referrals from Cisco and provides services directly to Cisco, primarily as a subcontractor. In addition, during the quarter ended December 31, 1997, the Company entered into a resale agreement with Cisco, whereby Cisco's sales organization will market EnterprisePRO to its customers and INS will deliver and administer the service. In addition, Cisco is a shareholder of the Company and an officer of Cisco is a member of the Company's Board of Directors. Although the Company believes that its relationship with Cisco is good, there can be no assurance that the Company will be able to maintain or enhance its relationship with Cisco. Any deterioration in the Company's relationship with Cisco could have a material adverse effect on the Company's business, operating results and financial condition. In addition, should the Company's relationship with Cisco be perceived as compromising the Company's ability to provide unbiased solutions, the Company's relationship with existing or potential clients could be materially adversely affected.


     Year 2000. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties. Failure of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business. The Company is currently reviewing its products, its internal computer systems and systems of third parties on which the Company relies for handling the year 2000. Based on information available to date, the Company believes that it will be able to complete its year 2000 compliance review and make any necessary modifications to its products and internal systems prior to the end of 1999. The Company further believes that such review and modification, if any, will not require the Company to incur any material charge to operating expenses over the next several years. The Company is also seeking confirmation from third parties that their systems are year 2000 compliant or that plans are being developed to address the year 2000 problem. However, there can be no assurance that such third-party systems will be year 2000 compliant or that the failure of such systems to be year 2000 compliant would not have a material adverse effect on the Company's financial position or results of operations. The Company believes its current electronic service offering, EnterprisePro, is year 2000 compliant.


ITEM 2.   PROPERTIES

  The Company's principal administrative, sales, marketing and service development facilities are located in approximately 47,000 square feet in two buildings in Sunnyvale, California pursuant to leases which expire in 2001 and 2005. In addition, the Company leases field support offices in 36 cities. The field offices range from small executive offices to a 7,000 square foot facility. Lease terms range from month-to-month on certain executive offices to five years on certain direct leases. Because the Company's professional services are generally performed at the client site, field facilities are generally small. Field facilities are generally used for periodic meetings, training and administration and by account managers. The Company has field facilities in Atlanta, Georgia; Austin, Texas; Boston, Massachusetts; Burlington, Massachusetts; Charlotte, North Carolina; Chicago, Illinois; Cleveland, Ohio; Columbus, Ohio; Costa Mesa, California; Dallas, Texas; Denver, Colorado; Detroit, Michigan; Ft. Lauderdale, Florida; Hartford, Connecticut; Houston, Texas; Iselin, New Jersey; Jacksonville, Florida; Kansas City, Kansas; Los Angeles, California; Minneapolis, Minnesota; New York, New York; Parsippany, New Jersey; Philadelphia, Pennsylvania; Phoenix, Arizona; Quincy, Massachusetts; Raleigh, North Carolina; Sacramento, California; San Antonio, Texas; San Diego, California; San Mateo, California; San Ramon, California; Seattle, Washington; Tampa, Florida; Tulsa, Oklahoma; Washington, D.C., and Woodland Hills, California. The Company is continually evaluating the adequacy of existing facilities and facilities in new cities and believes that suitable additional space will be available in the future on commercially reasonable terms as needed.


ITEM 3.   LEGAL PROCEEDINGS


The Company is not party to any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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

Fiscal 1997                                                          High             Low
                                                                     ----             ---
   First Quarter (from September 18, 1996)                          $39.75           $28.00

   Second Quarter                                                   $51.88           $26.13

   Third Quarter                                                    $39.00           $17.94

   Fourth Quarter                                                   $27.75           $15.50

Fiscal 1998

   First Quarter                                                    $28.75           $19.38

   Second Quarter                                                   $24.00           $16.00

   Third Quarter                                                    $29.88           $21.00

   Fourth Quarter                                                   $40.63           $27.50


     As of September 14, 1998, the Company had 230 shareholders of record. The price for the Common Stock on the close of business on September 14, 1998 was $36.50 per share. The Company has never paid any cash dividends on its Common Stock. The Company intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" in the 1998 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in the 1998 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the section entitled "Financial Statement" in the 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item concerning the Company's directors and executive officers is incorporated by reference to the information set forth in the sections entitled "Election of Directors" and "Executive Officer Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.



ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections entitled "Election of Directors -- Director Compensation" and "Executive Officer Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended June 30, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

         1. Financial Statements. The following financial statements of the Company and the Report of Independent Accountants thereon are incorporated by reference to the portions of the Company's 1998 Annual Report filed as Exhibit 13.1 to this Form 10-K:

      Consolidated Balance Sheets at June 30, 1997 and 1998
      Consolidated Statements of Income for each of the three years in the period ended June 30, 1998
      Consolidated Statements of Shareholders' Equity for each of the three years in the period ended June 30, 1998
      Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1998
      Notes to Consolidated Financial Statements
      Report of Independent Accountants

         2. Financial Statement Schedule. The following financial statement schedule of the Company for each of the three years in the period ended June 30, 1998 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.

             Report of Independent Accountants on Financial Statement Schedule

             Schedule II--Valuation and Qualifying Accounts and Reserves

                Schedules not listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

         3.    Exhibits:  See Item 14(c) below.

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the fourth quarter ended June 30, 1998.

     (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (d) Financial Statement Schedule.  See Item 14(a)2 above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of September, 1998.

                                International Network Services


                                By:  /s/ Kevin J. Laughlin
                                   -------------------------------------------
                                    Kevin J. Laughlin
                                    Vice President, Finance,
                                    Chief Financial Officer, Secretary


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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            Signature                                         Title                                     Date

    /s/ Donald K. McKinney          Chairman of the Board (Principal Executive Officer)          September 24, 1998
  ----------------------------                                                                   ------------------
  Donald K. McKinney

    /s/ Kevin J. Laughlin           Vice President, Finance, Chief Financial Officer and         September 24, 1998
  ----------------------------                                                                   ------------------
  Kevin J. Laughlin                 Secretary (Principal Financial and Accounting Officer)


    /s/ John L. Drew                                                                             September 24, 1998
  ----------------------------                                                                   ------------------
  John L. Drew                      President, Chief Executive Officer and Director

    /s/ Douglas C. Allred                                                                        September 24, 1998
  ----------------------------                                                                   ------------------
  Douglas C. Allred                 Director

    /s/ Vernon R. Anderson                                                                       September 24, 1998
  ----------------------------                                                                   ------------------
  Vernon R. Anderson                Director

    /s/ David Carlick                                                                            September 24, 1998
  ----------------------------                                                                   ------------------
  David Carlick                     Director

    /s/ Lawrence G. Finch                                                                        September 24, 1998
  ----------------------------                                                                   ------------------
  Lawrence G. Finch                 Director

                        INTERNATIONAL NETWORK SERVICES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (IN THOUSANDS)


                                                                       Additions
                                                                      -----------
                                                         Balance at   Charged to
                                                         Beginning     Costs and                 Balance at
                    Description                           of Year      Expenses     Deductions   End of Year
                    -----------                          ---------    ----------   ------------  -----------
Allowance for returns and doubtful accounts:
   Year Ended June 30, 1996                                  $221       $  610      $  (277)       $  554

   Year Ended June 30, 1997                                  $554       $  561      $  (527)       $  588

   Year Ended June 30, 1998                                  $588       $2,690      $(1,810)       $1,468


       REPORT OF INDEPENDENT ACCOUNTANT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of International Network Services

Our audits of the consolidated financial statements referred to in our report dated July 24, 1998, except for Note 9 which is dated as of August 25,1998, appearing in the 1998 Annual Report to Shareholders of International Network Services (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Jose, California
July 24, 1998

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

 3.2   Amended and Restated Bylaws. (1)

 4.1   Reference is made to Exhibits 3.1, and 3.2.

 4.2   Specimen Common Stock Certificate. (1)

 4.3 Investors' Rights Agreement between the Registrant and the parties named therein dated June 11, 1993, as amended. (1)

10.1* Form of Indemnification Agreement entered into between the Registrant and each of the executive officers and directors and certain key employees. (1)

10.2* Amended and Restated 1992 Flexible Stock Incentive Plan, as amended, and forms of agreements thereto. (1)

10.3*  1996 Stock Plan and form of agreement thereto. (1)

10.4*  1996 Employee Stock Purchase Plan.  (1)

10.5   Lease Agreement between the Registrant and Aetna Life
       Insurance Company dated May 8, 1996. (1)

10.6   Lease Agreement between the Registrant and John Hancock
       Mutual Life Insurance Company dated December 8, 1997.

10.7 Credit Agreement between the Registrant and Wells Fargo Bank dated August 14, 1998

10.8   1998 Non Statutory Stock Option Plan

10.9* Form of Change of Control Agreement entered into between the Registrant and each of the executive officers

13.1 Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1998, expressly incorporated by reference herein.

23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1   Power of Attorney (see page 20).

27.1   Financial Data Schedule.
-----------
*   Indicates management compensatory plan, contract or arrangement.
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-9287) declared effective on September 18, 1996.