Form 10-Q
period 1998-09-30
INTERNATIONAL NETWORK SERVICES
filed 1998-11-12
CIK 889085

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                 Yes [X] No [_]

The number of shares outstanding of the registrant's Common Stock as of October 30, 1998 was 33,346,831.

                       INTERNATIONAL NETWORK SERVICES

                                    INDEX


                                   PART I - FINANCIAL INFORMATION

                                                                                               Page No
Item 1   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited) and            3
         June 30, 1998

         Condensed Consolidated Statements of Income (unaudited) for the three month
         periods ended September 30, 1998 and 1997                                                 4

         Condensed Consolidated Statements of Cash Flows (unaudited) for the three month
         periods ended  September 30, 1998 and 1997                                                5

         Notes to Condensed Consolidated Financial Statements                                      6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                8

Item 3   Quantitative and Qualitative Disclosures about Market Risk                                15

                                   PART II - OTHER INFORMATION

Items 1-5  Not applicable                                                                          16

Item 6   Exhibits and Reports on Form 8-K                                                          16

         Signature                                                                                 17

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INTERNATIONAL NETWORK SERVICES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       September 30,           June 30,
                                                                                            1998                 1998
                                                                                        (Unaudited)
                                                                                     -----------------     ---------------
                                       ASSETS
Current assets:
    Cash and cash equivalents......................................................         $ 26,141           $ 28,262
    Short-term investments.........................................................           15,977             25,319
    Accounts receivable, net.......................................................           53,656             42,717
    Deferred income taxes..........................................................            2,172              2,172
    Prepaid expenses and other assets..............................................            3,001              3,806
                                                                                       --------------     --------------
        Total current assets.......................................................          100,947            102,276
Property and equipment, net........................................................           12,838             11,092
Deferred income taxes..............................................................            1,071              1,071
Investments........................................................................           24,220             15,148
                                                                                       --------------     --------------
                                                                                           $ 139,076          $ 129,587
                                                                                       ==============     ==============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable...............................................................          $ 5,686            $ 3,564
    Accrued compensation and employee benefits ....................................           12,947             12,195
    Accrued liabilities............................................................            1,079              4,009
    Income taxes payable...........................................................            3,169                --
    Deferred revenue...............................................................           11,169             11,882
                                                                                       --------------     --------------
        Total current liabilities..................................................           34,050             31,650
                                                                                       --------------     --------------

Shareholders' equity:
    Preferred Stock, no par value, 5,000,000 shares authorized; no shares issued
       and outstanding.............................................................             --                 --
    Common Stock, no par value,75,000,000 shares authorized; 33,035,336 and
       32,919,060 shares issued and outstanding at September 30, 1998 and June 30,
       1998, respectively..........................................................           76,291             75,259
    Notes receivable from shareholders.............................................            (678)              (675)
    Cumulative translation adjustments.............................................             (37)               (35)
    Retained earnings .............................................................           29,450             23,388
                                                                                       --------------     --------------
        Total shareholders' equity.................................................          105,026             97,937
                                                                                       ==============     ==============
                                                                                            $139,076          $ 129,587
                                                                                       ==============     ==============

    See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL NETWORK SERVICES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                 Three Months Ended
                                                   September 30,
                                             ---------------------------
                                                1998            1997
                                             ------------    -----------
Revenue.....................................    $62,452         $33,714
                                             -----------     -----------
Operating expenses:
     Professional personnel.................      26,758         15,356
     Sales and marketing....................       9,271          4,447
     General and administrative.............       7,418          3,936
     Other costs............................       9,557          5,233
                                             ------------    -----------
          Total operating expenses..........      53,004         28,972
                                             ------------    -----------

Income from operations......................       9,448          4,742
Interest and other, net.....................         656            352
                                             ------------    -----------
Income before provision for income taxes....      10,104          5,094
Provision for income taxes..................       4,042          2,038
                                             ============    ===========
Net income..................................      $6,062         $3,056
                                             ============    ===========

Net income per share - Basic................       $0.19          $0.10
                                             ============    ===========
Shares used to compute net income per
share - Basic...............................      32,505         30,797
                                             ============    ===========

Net income per share - Diluted..............       $0.17          $0.09
                                             ============    ===========
Shares used to compute net income per
share - Diluted.............................      35,972         33,901
                                             ============    ===========

    See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL NETWORK SERVICES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                         September 30,
                                                               ----------------------------------
                                                                    1998               1997
                                                               ---------------    ---------------
Cash flows from operating activities:
       Net income.......................................            $ 6,062            $ 3,056
       Adjustments to reconcile net income
       to net cash provided by (used for)
       operating activities:
          Depreciation and amortization.................              1,206              1,388
          Changes in operating assets and
          liabilities:
              Accounts receivable.......................            (10,939)            (7,652)
              Prepaid expenses and other assets.........                805              1,669
              Accounts payable..........................              2,122                109
              Accrued expenses..........................             (2,178)               699
              Income taxes payable......................              3,169              1,582
              Deferred revenue..........................               (713)               (80)
                                                             ---------------    ---------------
                   Net cash provided by (used for)
                   operating activities.................               (466)               771
                                                             ---------------    ---------------
Cash flows from investing activities:
       Purchases of  investments........................            (12,669)            (5,751)
       Sales of  investments............................             12,939                --
       Purchases of property and equipment, net.........             (2,952)            (1,372)
                                                             ---------------    ---------------
                   Net cash used for investing
                   activities...........................             (2,682)            (7,123)
                                                             ---------------    ---------------
Cash flows from financing activities:
       Repayment (borrowing) of shareholder notes
       receivable.......................................                 (3)               390
       Proceeds from issuance of Common Stock, net......              1,032                268
                                                             ---------------    ---------------
                   Net cash provided by financing
                   activities............................             1,029                658
                                                             ---------------    ---------------
Effect of exchange rate changes on cash and cash
equivalents.............................................                 (2)                --
                                                             ---------------    ---------------
Net change in cash and cash equivalents.................             (2,121)            (5,694)
Cash and cash equivalents at beginning of period........             28,262             19,455
                                                             ---------------    ---------------
Cash and cash equivalents at end of period..............            $26,141            $13,761
                                                             ===============    ===============

    See accompanying notes to condensed consolidated financial statements.

                         INTERNATIONAL NETWORK SERVICES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by International Network Services (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal years ended June 30, 1998, 1997 and 1996 included in the Company's Annual Report on Form 10-K.

         For purposes of presentation, the Company has indicated the first quarter of fiscal 1999 and 1998 as ending on September 30, respectively; whereas, in fact the Company's fiscal quarters end on the Sunday nearest the end of the calendar quarter.

         The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999 or any other future interim period, and the Company makes no representations related thereto.


NOTE 2--BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                           September 30,           June 30,
                                                               1998                  1998
                                                        ------------------    -----------------
Accounts receivable:.......
     Trade...........................................         $56,245              $44,185
     Less:  allowance for doubtful accounts..........          (2,589)              (1,468)
                                                              -------              -------
                                                              $53,656              $42,717
                                                              =======              =======
Property and equipment:....
     Computer equipment and software.................         $17,260              $15,616
     Furniture, fixtures & leasehold improvements....           6,606                5,394
                                                              -------              -------
                                                               23,866               21,010
     Less:  accumulated depreciation.................        (11,028)              (9,918)
                                                              -------              -------
                                                              $12,838             $ 11,092
                                                              =======              =======


NOTE 3--CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents include commercial paper, U.S. Treasury Bills and demand notes. Short-term investments, all of which are classified as "available for sale", consist of high quality debt securities with original maturity dates greater than 90 days. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related taxes, reported as a separate component of shareholders' equity. At September 30, 1998, the estimated fair value approximated cost.

NOTE 4--REVENUE RECOGNITION

        Substantially all of the Company's revenue is derived from professional services, which are generally provided to clients on a "time and expense" basis. The Company also performs a limited number of fixed-price engagements under which revenue is recognized using the percentage-of-completion method (based on the ratio of costs incurred to total estimated project costs). Provision for estimated losses on engagements is made during the period in which the loss becomes probable and can be reasonably estimated. To date, such losses have been insignificant. The Company reports revenue net of reimbursable expenses, which are billed to and collected from clients.

        In addition, the Company derives a portion of its revenue from software solutions. The Company's clients can purchase software solutions as a service or separately as a software license, software subscription and support services. Service and software subscription revenue is recognized ratably over the term of the contract. Revenue from sales of software licenses to end users is recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. For contracts with multiple elements/obligations (e.g. software products, upgrades/enhancements maintenance, and services), revenue is allocated to each element of the arrangement based on the Company's objective evidence of the fair value as determined by the amount charged when the element is sold separately. Revenue from support services (i.e. providing product updates and customer support) is deferred and recognized ratably over the service period.

        Effective June 29, 1998, the Company adopted Statement of Position
(SOP)97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial position or results of operations.

        Payments received in advance of revenue recognition are recorded as deferred revenue.


NOTE 5--EARNINGS PER SHARE

        Basic net income per share is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income per share, the average stock for the period is used in determining the number of shares to be purchased from the exercise of stock options. All prior period net income per share data presented has been restated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share."

                                               Three Months Ended
                                                 September 30,
                                               -------------------
                                               1998            1997
                                               ----            ----
                                                    (Unaudited)
Numerator:
  Net income                                     $ 6,062       $ 3,056
                                                 =======       =======
Denominator:
  Denominator for basic earnings per
    Share--weighted-average shares                32,505        30,797

  Effect of dilutive securities:
    Common stock equivalents                       2,995         1,845
    Common stock subject to repurchase               472         1,259
                                                 -------       -------
  Denominator for diluted earnings per
    Share                                         35,972        33,901
                                                 =======       =======

Net income per share--Basic                      $   .19       $   .10
                                                 =======       =======
Net income per share--Diluted                    $   .17       $   .09
                                                 =======       =======

Antidilutive Options. Options to purchase 114,809 shares of common stock were outstanding during the three-month period ended September 30, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were no options to purchase shares of common stock not included in the computation of diluted EPS.


NOTE 6 - COMPREHENSIVE INCOME

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of 1999. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. The components of comprehensive income, which are excluded from net income, are not significant individually or in the aggregate, and therefore, no separate statement of comprehensive income has been presented.


NOTE 7--SUBSEQUENT EVENTS

         On October 9, 1998, the Company entered into a definitive merger agreement to acquire VitalSigns Software ("VitalSigns"). Under the terms of the definitive merger agreement, the Company will acquire all of the outstanding stock and assume all of the outstanding employee stock options of VitalSigns in exchange for 4.2 million shares of the Company's common stock. The Merger, which is intended to be accounted for as a pooling of interests, is subject to the approval of the VitalSigns shareholders as well as other standard closing conditions and there can be no assurance that the Merger will close in a timely manner, or at all.

     On October 29, 1998 at the Annual Meeting of Shareholders of the Company, the shareholders approved a change in the state of incorporation of the Company from California to Delaware.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         International Network Services ("INS" or "the Company") is a global provider of solutions for complex enterprise networks. The Company provides services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex technologies and multi-vendor environments. Areas of expertise include WANs, network management, network and host security and high performance LANs and VLANs. Substantially all of the Company's revenue is derived from professional services, which are generally provided to clients on a "time and expenses" basis. Professional service revenue is recognized as services are performed. Any payments received in advance of services performed are recorded as deferred revenue. The Company also performs a limited number of fixed-price projects under which revenue is recognized using the percentage-of-completion method. In addition, the Company has leveraged its expertise in complex networks to develop software solutions for certain repetitive network management tasks. The Company's current offering, EnterprisePRO, provides clients with network and application monitoring and network performance reporting. Prior to fiscal 1998, the Company offered its software solutions to clients only as a service, which resulted in revenue recognition over the contract term. The Company currently allows clients to separately purchase a software license, software subscription and support services as an alternative to the service contract. The Company recognizes revenue from sales of software licenses to end users upon persuasive evidence of an arrangement, delivery of the software to a customer, and collection of a fixed or determinable license fee is considered probable. Service and software subscription revenue is recognized ratably over the term of the contract.

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

RECENT DEVELOPMENTS

         On October 9, 1998, the Company entered into a definitive merger agreement to acquire VitalSigns. Under the terms of the definitive merger agreement, the Company will acquire all of the outstanding stock and assume all of the outstanding employee stock options of VitalSigns in exchange for
4.2 million shares of the Company's common stock. The Merger, which is intended to be accounted for as a pooling of interests, is subject to the approval of the VitalSigns shareholders as well as other standard closing conditions and there can be no assurance that the Merger will close in a timely manner, or at all.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data as a percent of revenue:

                                                       Three Months Ended
                                                          September 30,
                                                      ---------------------
                                                       1998            1997
                                                       ----            ----
Revenue                                                100.0%          100.0%
Operating expenses:
       Professional personnel.........................  42.8            45.5
       Sales and marketing............................  14.8            13.2
       General and administrative.....................  11.9            11.7
       Other costs....................................  15.4            15.5
                                                       -----           -----
             Total operating expenses.................  84.9            85.9
                                                       -----           -----
Income from operations................................  15.1            14.1
Interest and other, net...............................   1.1             1.0
                                                       -----           -----
Income before provision for income taxes..............  16.2            15.1
Provision for income taxes............................   6.5             6.0
                                                       -----           -----
Net income............................................   9.7%            9.1%
                                                       =====           =====


REVENUE

         Substantially all of the Company's revenue is derived from fees for professional services. The Company also derives revenue from software solutions; however, such revenue has not been significant to date. Revenue increased 85% to $62.5 million for the three-month period ended September 30, 1998 from $33.7 million in the same period of the prior year. The Company does not believe that these rates of growth are sustainable in future periods. Revenue increased primarily due to an increase in the number and size of professional service projects as well as an increase in EnterprisePRO sales and, to a lesser extent, an increase in average billing rates per hour per engineer from the same period of the prior year. One client accounted for 12% of the Company's revenue for the three-month period ended September 30, 1998. No one client accounted for more than 10% of the Company's revenue for the three-month period ended September 30, 1997.


OPERATING EXPENSES

         Professional personnel. Professional personnel expenses consist primarily of compensation and benefits of the Company's employees engaged in the delivery of professional services and software solutions. Professional personnel expenses were $26.8 million and $15.4 million for the three-month periods ended September 30, 1998 and 1997, respectively. The increase in absolute dollars is attributable primarily to an increase in the number of network system engineers. As a percent of revenue, professional personnel expenses decreased to 42.8% at September 30, 1998 from 45.5% for the same period in fiscal 1998. Professional personnel expenses decreased as a percent of revenue primarily due to an increase in billing rates for professional services and, to a lesser extent, an increase in EnterprisePRO revenue as a percent of total revenue.

         Sales and marketing. Sales and marketing expenses consist primarily of compensation (including commissions) and benefits of sales and marketing personnel, and outside marketing expenses. Sales and marketing expenses were $9.3 million and $4.4 million for the three-month periods ended September 30, 1998 and 1997, respectively. As a percent of revenue, sales and marketing expenses increased to 14.8% at September 30, 1998 from 13.2% for the same period in fiscal 1998. The increase was due primarily to the growth in the number of sales and marketing employees and a significant increase in marketing spending, primarily for advertising.

         General and administrative. General and administrative expenses consist of expenses associated with executive staff, finance and administration, corporate facilities, information systems and human resources. General and administrative expenses were $7.4 million and $3.9 million for the three-month periods ended September 30,

1998 and 1997, respectively. As a percent of revenue, general and administrative expenses increased to 11.9% at September 30, 1998 from 11.7% for the same period in fiscal 1998. General and administrative expenses have increased as the Company has continued to add personnel to support the Company's growth in operations.

         Other costs. Other costs consist of expenses related to professional personnel (other than compensation and benefits), including travel and entertainment, certain recruiting and professional development expenses, field facilities, depreciation, expensed equipment and supplies, and research and development expenses related to software solutions. Other costs were $9.6 million and $5.2 million for the three-month periods ended September 30, 1998 and 1997, respectively. Other costs increased primarily as a result of increases in the number of professional personnel employed, and to a lesser extent, the costs of field offices established. Other costs decreased slightly as a percent of revenue to 15.4% at September 30, 1998 from 15.5% for the same period in fiscal 1998.

         Interest and other, net. Interest and other, net, consists of interest income. Interest income consists primarily of interest on cash, cash equivalents and short-term investments and notes receivable from shareholders. Net interest income was $656,000 and $352,000 for the three-month periods ended September 30, 1998 and 1997, respectively. The increase in net interest income reflects higher average investment balances.

         Provision for Income Taxes. Income tax expense represents combined federal and state taxes at an effective rate of 40% for fiscal 1999 and 1998.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had $66.3 million in cash, cash equivalents and investments, representing a decrease of $2.4 million from June 30, 1998.

         Net cash used by operations for the first three months of fiscal 1999 was $466,000 compared to net cash provided by operations of $771,000 for the comparable period of the prior year. Cash used in operating activities was primarily used to fund increasing accounts receivable, payment of accrued liabilities, and partially offset by increasing payables. Although the Company believes its collections experience is within industry standards, the Company's inability to collect for its services on a timely basis in the future could have a material adverse effect on the Company's business, operating results and financial condition. Capital expenditures were $3.0 million during the three months ended September 30, 1998 compared to $1.4 million for the comparable period of the prior year. The Company currently has no material capital commitments.

         The Company has a $10 million line of credit with a bank, which expires in February 2000. Borrowings under the line of credit bear interest at the bank's prime rate less one half of one percent, or the Company has the option to borrow at a fixed rate at one and one half percent above the bank's LIBOR for a fixed term of up to three months. Balances outstanding at February 2000 that have been used to fund capital equipment may be converted to a three-year term loan, which provides for the same interest rate option. There were no borrowings under the line of credit at September 30, 1998. The line of credit requires the Company to comply with certain financial covenants. At September 30, 1998, the Company was in compliance with these financial covenants.

         The Company believes that its current cash and investment balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.


RISK FACTORS THAT MAY AFFECT OPERATING RESULTS

         The following risk factors could materially and adversely affect the Company's future operating results and could cause actual events to differ materially from those predicted in the Company's forward-looking statements related to its business.

         Variability of Quarterly Operating Results. INS derives substantially all of its revenue from professional services, which are generally provided on a "time and expenses" basis. INS recognizes professional services revenue only when network systems engineers are engaged on client projects. In addition, a majority of INS' operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any underutilization of network systems engineers may cause significant variations in INS' operating results in any particular quarter and could result in losses for such quarter. Factors, which could cause such underutilization, include:

       * the reduction in size, delay in commencement, interruption or termination of one or more significant projects;
       *  the completion during a quarter of one or more significant projects;
       *  the inability to obtain new projects;
       * the overestimation of resources required to complete new or ongoing projects; and
       * the timing and extent of training, weather related shut-downs, vacation days and holidays.

         INS' revenue and earnings may also fluctuate from quarter to quarter based on a variety of factors including:

       *  the loss of key employees;
       * an inability to hire and retain sufficient numbers of network systems engineers and account managers;
       *  reductions in billing rates;
       * write-offs of billings, or services performed at no charge as a result of INS' failure to meet its clients' expectations;
       * claims by INS' clients for the actions of INS' employees arising from damages to clients' business or otherwise;
       *  competition;
       *  the development and introduction of new services;
       *  corporate acquisitions;
       * decrease or slowdown in the growth of the networking industry as a whole; and
       *  general economic conditions.

         INS' operating results may also fluctuate based upon the ongoing market acceptance and the timing and size of orders for -- electronic services which consist primarily of software solutions, which are difficult to forecast. See "Risks Associated with Software Solutions." An unanticipated order shortfall for software solutions could materially adversely affect INS' operating results, particularly because margins are higher on software solutions than professional services. INS has entered into a definitive merger agreement with VitalSigns, a company that manufactures and develops software products that monitor and measure network and application performance. If the proposed acquisition of VitalSigns closes, INS' electronic services offerings will include a greater percentage of sales of software products. Sales of software products are subject to numerous risks including: product life cycles, undetected product errors or failures (product "bugs") and dependence on proprietary technology. In addition, INS plans to continue to expand its operations based on sales forecasts by hiring additional network systems engineers, account managers and other employees, and adding new offices, systems and other infrastructure. The resulting increase in operating expenses would materially adversely affect INS' operating results if revenue does not increase as much as forecasted.

         INS believes that quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of INS' operating results are not necessarily meaningful. You should not rely on period-to-period comparisons as indications of future performance. In some future quarter, INS' revenue or operating results will likely be below the expectations of public market analysts or investors. In such event, the price of INS Common Stock would likely be materially adversely affected.

         Risks Associated with Client Concentration; Absence of Long-Term Agreements. INS has derived a significant portion of its revenue from a limited number of large clients and expects this concentration to continue. In the quarter ended September 30, 1998, one client accounted for approximately 12% of revenue and ten clients accounted for approximately 44% of revenue. No one client accounted for more than 10% of revenue for the quarter ended September 30, 1997. There can be no assurance that revenue from clients that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. INS has, in the past, experienced declines in revenue from clients that have accounted for significant revenue.

         In addition, INS generally does not have a long-term services contract with any of its clients. INS' clients are generally able to reduce or cancel their use of INS' professional services without penalty and with little or no notice. As a result, INS believes that the number and size of INS' existing projects are not reliable indicators or measures of future revenue. When a client defers, modifies or cancels a project, INS must be able to rapidly redeploy network systems engineers to other projects in order to minimize the underutilization of employees and the resulting adverse impact on INS' operating results. In addition, INS' operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, the following could have a material adverse effect on INS' business, operating results and financial conditions:

       * any significant reduction in the scope of the work performed for any significant client or a number of smaller clients;
       *  the failure of anticipated projects to materialize; or
       * deferrals, modifications or cancellations of ongoing projects by any of these clients.

         Need to Attract and Retain Qualified Network Systems Engineers. INS' future success will depend in large part on its ability to hire, train and retain network systems engineers who together have expertise in a wide array of network and computer systems and a broad understanding of the industries INS serves. Competition for network systems engineers is intense, and there can be no assurance that INS will be successful in attracting and retaining such personnel. In particular, competition is intense for the limited number of qualified managers and senior network systems engineers. INS has experienced, and may in the future experience, high rates of turnover among its network systems engineers. INS' inability to hire, train and retain a sufficient number of qualified network systems engineers could impair its ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on INS' business, operating results and financial condition.

         INS has experienced, and may in the future experience, increasing compensation costs for its network systems engineers. INS' inability to recover increases in compensation of network systems engineers through higher billing rates or to reduce other expenses to offset such increases, could have a material adverse effect on INS' business, operating results and financial condition. In addition, INS' inability to attract and retain a sufficient number of qualified network systems engineers in the future could impair INS' planned expansion of its business.

         Dependence on New Business Development. INS' future success will also depend in large part on the development of new business by INS' account managers, who solicit new business and manage relationships with existing clients. As a result, INS' success will depend on its ability to attract and retain qualified account managers who have an understanding of INS' business and the industry it serves. Competition for account managers is intense and INS has experienced, and may in the future experience, high rates of turnover among its account managers. In addition, integration of new account managers into INS' business can be lengthy. INS' inability to attract and retain a sufficient number of account managers or to integrate new account managers into INS' operations on a timely basis would impair its ability to obtain projects from new and existing clients which could have a material adverse effect on INS' business, operating results and financial condition.

         Risks Associated with Software Solutions. INS' long-term strategy is to derive a significant portion of its revenue from the sale of software solutions. INS has expended, and expects to continue to expend, substantial amounts of money and management time in the development and marketing of its software solutions. The introduction of software solutions is subject to risks generally associated with new product and service introductions, including delays in development, testing or introduction, or the failure to satisfy clients' requirements.

         Management of Growth. INS has recently experienced a period of rapid revenue and client growth and an increase in the number of employees and offices and in the scope of its supporting infrastructure. INS does not believe this rate of growth is sustainable. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on INS' management and operating and financial systems. INS will be required to continue to hire management personnel and improve its systems on a timely basis and in such a manner as is necessary to accommodate any increase in the number of transactions and clients, any increase in the size of its operations and any introduction of new products and services. There can be no assurance that INS' management or systems will be adequate to support its existing or future operations. Any failure to implement and improve INS' systems or to hire and retain appropriate personnel to manage its operations would have a material adverse effect on INS' business, operating results and financial condition.

         Intense Competition. The network industry is comprised of a large number of participants and is subject to rapid change and intense competition. With respect to professional services, INS faces competition from system integrators, VARs, local and regional network services firms, telecommunications providers, network equipment vendors, and computer systems vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition, and generate greater service revenue than INS does. With respect to software solutions, INS also faces competition from software vendors. INS has faced, and expects to continue to face, additional competition from new entrants into its markets.

         Increased competition could result in price reductions, fewer client projects, underutilization of employees, reduced operating margins and loss of market share, any of which could have a material adverse effect on INS' business, operating results and financial condition. There can be no assurance that INS will be able to compete successfully against current or future competitors. INS' failure to compete successfully would have a material adverse effect on INS' business, operating results and financial condition.

         Risks Associated with Acquisitions. In addition to the proposed acquisition of VitalSigns, INS may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any such future transactions would be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others:

       * the difficulty associated with assimilating the personnel and operations of acquired companies,
       *  the potential disruption of INS' ongoing business,
       *  the distraction of management and other resources,
       * the inability of management to maximize INS' financial and strategic position through the successful integration of acquired personnel, technology and rights,
       * the maintenance of uniform standards, controls, procedures and policies, and
       * the impairment of relationships with employees and clients as a result of the integration of new management personnel.

         There can be no assurance that INS will be successful in overcoming these risks or any other problems encountered in connection with any such acquisitions.

         Risks Associated With International Expansion. A component of INS' long-term strategy is to expand into international markets. INS provides professional services to certain of its United States clients in foreign locations. INS has opened offices in the United Kingdom, the Netherlands and Canada. To date, revenue generated from international operations has not been significant. There is no assurance that the revenue generated from international operations will be adequate to offset the expense of establishing and maintaining these foreign operations, and if revenue does not materialize as anticipated, INS' business, operating results and financial condition could be materially adversely affected. There can be no assurance that INS will be able to successfully market, sell and deliver its services in international markets.

         In addition to the uncertainty as to INS' ability to expand into international markets, there are certain risks inherent in conducting business on an international level, any of which could adversely impact the success of INS' international operations. These risks include:

       * unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers;
       *  difficulties in staffing and managing foreign operations;
       *  employment laws and practices in foreign countries;
       *  longer payment cycles, problems in collecting accounts receivable;
       *  political instability;
       *  fluctuations in currency exchange rates;
       *  imposition of currency exchange controls;
       * seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and
       *  potentially adverse tax consequences.

         There can be no assurance that one or more of these factors will not have a material adverse effect on INS' future international operations and, consequently, on INS' business, operating results and financial condition. There can be no assurance that INS will be able to compete effectively in these markets.

         Relationship with Cisco Systems. Although INS is a vendor independent provider of network services, INS has a significant relationship with Cisco and believes that maintaining and enhancing this relationship is important to INS' business due to Cisco's leading position in the large scale enterprise internetworking market. Cisco develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed LANs and WANs. INS has entered into direct relationships with clients as a result of referrals from Cisco and provides services directly to Cisco, primarily as a subcontractor.

         INS has entered into a resale agreement with Cisco, whereby Cisco's sales organization will market EnterprisePRO to its customers and INS will deliver and administer the service. In addition, Cisco is a shareholder of INS and an officer of Cisco is a member of INS' Board of Directors. Although INS believes that its relationship with Cisco is good, there can be no assurance that INS will be able to maintain or enhance its relationship with Cisco. Any deterioration in INS' relationship with Cisco could have a material adverse effect on INS' business, operating results and financial condition. In addition, should INS' relationship with Cisco be perceived as compromising its ability to provide unbiased solutions, INS' relationship with existing or potential clients could be materially adversely affected.

         Year 2000. The year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of the Company's computers, computer programs, and administration equipment or products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of the Company's systems that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities.

The Company believes its current software solutions offering, EnterprisePro, is year 2000 compliant. However, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material cost to the Company.

With respect to its internal information technology systems (including information technology-based office facilities such as data and voice communications, building management and security systems), the Company has formed an ongoing internal review team to address the Year 2000. A team of professionals has been engaged in a process to identify and resolve significant Year 2000 issues in a timely manner. The process includes an assessment of issues, testing of systems and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's products. Further, based on the exposures found as a result of this review, the team will assess the need to develop a contingency planning effort necessary to support critical business operations. Executive management regularly monitors the status of the Company's Year 2000 remediation plans.

The Company is in the process of contacting its key suppliers and other key third parties to certify their year 2000 readiness and conducting ongoing risk analysis. To the extent such third parties are materially adversely affected by the Year 2000 issue, this could disrupt the Company's operations. There can be no assurance that the company's key contractors will have successful conversion programs, and that any such Year 2000 compliance failures will not have a material adverse effect on the Company's business, results of operation or financial condition.

Based on information available to date, the Company plans to substantially complete its Year 2000 assessment and remediation in the summer of 1999. To date, the Company has not incurred any material costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 issues. The Company further believes that such review and modification, if any, will not require material charge to operating expenses over the next several years. The costs of the project and the date on which the Company plans to complete its Year 2000 assessment and remediation are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from management's estimates include, but are not limited to, the availability and cost of personnel trained in this area, and similar uncertainties. Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues in a timely manner.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Item 7 of the Company's Form 10-K for the fiscal year ended June 30, 1998. There has been no material change to that information required to be disclosed in this Form 10-Q filing.

                          PART II -- OTHER INFORMATION


ITEM 1-5  NOT APPLICABLE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)   Exhibits
                         27.1 Financial Data Schedule

               (b)   Reports on Form 8-K
                        No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                INTERNATIONAL NETWORK SERVICES

                                By: /s/ Kevin J.Laughlin
                                    ----------------------------------------
                                    Kevin J. Laughlin
                                    Vice President, Chief Financial Officer
                                    and Secretary
                                    (Principal Financial and Accounting
                                    Officer and Duly Authorized Officer)

Date: November 12, 1998