Form 10-Q/A
period 1998-09-30
INTERNATIONAL NETWORK SERVICES
filed 1998-12-18
CIK 889085

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-Q/A
                                   (AMENDMENT NO.1)

(Mark One)

    [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                          OR

    [_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                           Commission File Number:  0-21131

                                ----------------------

                            INTERNATIONAL NETWORK SERVICES
                (Exact name of registrant as specified in its charter)

         California                                     77-0289509
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization                      Identification No.)


                      1213 Innsbruck Drive, Sunnyvale, CA  94089
                (Address of principal executive offices)   (zip code)

         Registrant's telephone number, including area code:  (408) 542-0100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  [X]  No  [_]

The number of shares outstanding of the registrant's Common Stock as of October 30, 1998 was 33,346,831.

                            PART II  --  OTHER INFORMATION

     This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1998 ("Form 10-Q") for the purpose of amending Item 6 of Part II of the Registrant's Form 10-Q so as to add three exhibits and update the exhibit list.

                            PART II  --  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    Exhibits

 Exhibit Number  Description
 --------------  -----------
 10.3            1996 Stock Plan, as amended.

 10.4            1996 Employee Stock Purchase Plan, as amended.

 10.10           1998 Director Option Plan.

 27.1*           Financial Data Schedule.



*    Previously filed.

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

Date:  December 21, 1998