Form 10-Q
period 1998-12-31
INTERNATIONAL NETWORK SERVICES
filed 1999-02-10
CIK 889085

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to _______________

                        Commission File Number: 0-21131

                                 ------------

                        INTERNATIONAL NETWORK SERVICES
            (Exact name of registrant as specified in its charter)


            Delaware                                   77-0289509
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

                              Yes [X]      No [_]

The number of shares outstanding of the registrant's Common Stock as of January 29, 1999 was 37,575,481.

                        INTERNATIONAL NETWORK SERVICES

                                     INDEX


                 PART I - FINANCIAL INFORMATION

                                                                                                           Page No
                                                                                                        --------------
Item 1           Condensed Consolidated Financial Statements:

                 Condensed Consolidated Balance Sheets as of December 31, 1998 (unaudited)
                 and June 30, 1998                                                                            3

                 Condensed Consolidated Statements of Income (unaudited) for the three and six
                 month periods ended December 31, 1998 and 1997                                               4

                 Condensed Consolidated Statements of Cash Flows (unaudited) for the six month
                 periods ended  December 31, 1998 and 1997                                                    5

                 Notes to Condensed Consolidated Financial Statements                                         6

Item 2           Management's Discussion and Analysis of Financial Condition and Results of                  10
                 Operations

Item 3           Quantitative and Qualitative Disclosures about Market Risk                                  19

                 PART II  OTHER INFORMATION

Item 1           Not applicable                                                                              21

Item 2           Changes in Securities                                                                       20

Item 3           Not applicable                                                                              20

Item 4           Submission of Matters to a Vote of Security Holders                                         20

Item 5           Not applicable                                                                              21

Item 6           Exhibits and Reports on Form 8-K                                                            21

                 Signature                                                                                   22

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         INTERNATIONAL NETWORK SERVICES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                       December 31,               June 30,
                                                                                           1998                     1998
                                                                                  ------------------       ------------------
                                      ASSETS                                           (Unaudited)
Current assets:
  Cash and cash equivalents.......................................................          $ 15,092                 $ 32,484
  Short-term investments..........................................................            33,056                   25,319
  Accounts receivable, net........................................................            73,598                   47,035
  Deferred income taxes...........................................................             3,758                    3,758
  Prepaid expenses and other assets...............................................             4,942                    3,926
                                                                                  ------------------       ------------------
    Total current assets..........................................................           130,446                  112,522
Property and equipment, net.......................................................            16,118                   11,495
Deferred income taxes.............................................................             1,071                    1,071
Investments.......................................................................            22,468                   15,198
                                                                                  ------------------       ------------------
                                                                                            $170,103                 $140,286
                                                                                  ==================       ==================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................          $ 14,530                 $  3,816
  Accrued compensation and employee benefits......................................            18,662                   12,638
  Accrued liabilities.............................................................             1,130                    4,530
  Income taxes payable............................................................               831                       --
  Deferred revenue................................................................            10,768                   16,995
                                                                                  ------------------       ------------------
    Total current liabilities.....................................................            45,921                   37,979
                                                                                  ------------------       ------------------

Shareholders' equity:
  Preferred Stock, no par value, 5,000,000 shares authorized; no shares issued
   and outstanding................................................................                --                       --
  Common Stock, no par value,75,000,000 shares authorized; 37,416,456 and
   36,956,120 shares issued and outstanding at December 31, 1998 and June 30,
   1998, respectively.............................................................            98,488                   83,648
  Notes receivable from shareholders..............................................              (506)                    (685)
  Cumulative translation adjustments..............................................               (35)                     (35)
  Deferred compensation...........................................................            (1,379)                  (1,443)
  Retained earnings...............................................................            27,614                   20,822
                                                                                  ------------------       ------------------
    Total shareholders' equity....................................................           124,182                  102,307
                                                                                  ------------------       ------------------
                                                                                            $170,103                 $140,286
                                                                                  ==================       ==================

     See accompanying notes to condensed consolidated financial statements.

                        INTERNATIONAL NETWORK SERVICES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (UNAUDITED)


                                                                    Three Months Ended                     Six Months Ended
                                                                       December 31,                           December 31,
                                                           ----------------------------------      ---------------------------------

                                                              1998                1997                1998                1997
                                                           --------------      --------------      --------------      -------------

Revenue:
  Services..............................................         $66,597             $36,944            $126,012            $70,462
  License...............................................           7,249               1,894              12,230              2,322
                                                          --------------      --------------      --------------      -------------
   Total revenue........................................          73,846              38,838             138,242             72,784
                                                          --------------      --------------      --------------      -------------

Operating expenses:
  Professional personnel................................          30,329              17,408              57,071             32,764
 Other costs............................................           9,935               5,289              18,861             10,162
 Cost of license revenue................................             205                  42                 353                 73
 Research and development...............................           1,481               1,163               2,762              1,919
  Sales and marketing...................................          11,198               6,161              21,565             11,063
  General and administrative............................           8,747               4,413              16,467              8,446
  Acquisition related charges...........................           7,176                   -               7,176                  -
                                                          --------------      --------------      --------------      -------------
  Total operating expenses..............................          69,071              34,476             124,255             64,427
                                                          --------------      --------------      --------------      -------------
Income from operations..................................           4,775               4,362              13,987              8,357
Interest and other, net.................................             764                 593               1,454              1,002
                                                          --------------      --------------      --------------      -------------
Income before provision for income taxes................           5,539               4,955              15,441              9,359
Provision for income taxes..............................           4,688               1,982               8,649              3,744
                                                          --------------      --------------      --------------      -------------
Net income..............................................         $   851             $ 2,973            $  6,792            $ 5,615
                                                          ==============      ==============      ==============      =============

Net income per share - Basic............................           $0.02               $0.09               $0.19              $0.17
Shares used to compute net income per share  Basic......          35,962              33,453              35,508             33,172
                                                          ==============      ==============      ==============      =============

Net income per share - Diluted..........................           $0.02               $0.08               $0.17              $0.15
Shares used to compute net income per share - Diluted...          41,043              37,419              40,555             37,414
                                                          ==============      ==============      ==============      =============

     See accompanying notes to condensed consolidated financial statements.

                        INTERNATIONAL NETWORK SERVICES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)

                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                            ------------------
                                                                                        1998                     1997
                                                                               ------------------       -------------------
Cash flows from operating activities:
   Net income..................................................................          $  6,792                  $  5,615
   Adjustments to reconcile net income
   to net cash provided by (used for) operating activities:
       Depreciation and amortization...........................................             3,296                     2,546
       Changes in operating assets and liabilities:
          Accounts receivable..................................................           (26,563)                   (7,629)
          Prepaid expenses and other assets....................................            (1,016)                    1,234
          Accounts payable.....................................................            10,714                         1
          Accrued expenses.....................................................             2,624                     3,039
          Income taxes payable.................................................               831                      (590)
          Deferred revenue.....................................................            (6,227)                    2,297
                                                                               ------------------       -------------------
       Net cash provided by (used for) operating activities....................            (9,549)                    6,513
                                                                               ------------------       -------------------
Cash flows from investing activities:
   Purchases of  investments...................................................           (36,264)                   (8,022)
   Sales of  investments.......................................................            21,257                        --
   Purchases of property and equipment, net....................................            (7,855)                   (2,522)
                                                                               ------------------       -------------------
       Net cash used for investing activities..................................           (22,862)                  (10,544)
                                                                               ------------------       -------------------
Cash flows from financing activities:
   Repayment of shareholder notes receivable...................................               179                     1,163
   Proceeds from issuance of Common Stock, net.................................            14,840                     2,981
                                                                               ------------------       -------------------
       Net cash provided by financing activities...............................            15,019                     4,144
                                                                               ------------------       -------------------
Net change in cash and cash equivalents........................................           (17,392)                      113
Cash and cash equivalents at beginning of period...............................            32,484                    24,550
                                                                               ------------------       -------------------
Cash and cash equivalents at end of period.....................................          $ 15,092                  $ 24,663
                                                                               ==================       ===================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
        Repurchase of Common Stock in exchange for cancellation of notes
            receivable from shareholders.......................................          $      -                  $    714




     See accompanying notes to condensed consolidated financial statements.

                        INTERNATIONAL NETWORK SERVICES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared by International Network Services (the "Company" or "INS" ) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended June 30, 1998 included in the Company's Form 8-K dated December 17, 1998.

  For purposes of presentation, the Company has indicated the second quarter and the first six months of fiscal 1999 and 1998 as ending on December 31, respectively; whereas, in fact the Company's fiscal quarters end on the Sunday nearest the end of the calendar quarter.

  The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999 or any other future interim period, and the Company makes no representations related thereto.

Reclassification

  Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current year presentation.

Acquisition

  On November 20, 1998, the Company completed the acquisition of VitalSigns Software Inc. ("VitalSigns") in a transaction accounted for as a pooling of interests. As a result, the Company's previously issued financial statements for the periods presented in this Form 10-Q have been restated to include the assets, liabilities and operating results of VitalSigns in accordance with generally accepted accounting principles and the instructions in Regulation S-X.

  VitalSigns manufactures and develops software products that monitor and measure network and application performance.

NOTE 2--BALANCE SHEET COMPONENTS (in thousands)

                                                                               December 31,               June 30,
                                                                                   1998                     1998
                                                                         --------------------      ------------------
Accounts receivable:
     Trade...............................................................            $ 76,955                $ 48,503
     Less:  allowance for doubtful accounts..............................              (3,357)                 (1,468)
                                                                         --------------------      ------------------
                                                                                     $ 73,598                $ 47,035
                                                                         ====================      ==================
Property and equipment:
     Computer equipment and software.....................................            $ 22,464                $ 15,885
     Furniture, fixtures & leasehold improvements........................               6,526                   5,664
                                                                         --------------------      ------------------
                                                                                       28,990                  21,549
     Less:  accumulated depreciation.....................................             (12,872)                (10,054)
                                                                         --------------------      ------------------
                                                                                     $ 16,118                $ 11,495
                                                                         ====================      ==================

NOTE 3--CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents include commercial paper, U.S. Treasury Bills and demand notes. Short-term investments, all of which are classified as "available for sale", consist of high quality debt securities with original maturity dates greater than 90 days. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related taxes, reported as a separate component of shareholders' equity. At December 31, 1998, the estimated fair value approximated cost.

NOTE 4--REVENUE RECOGNITION

  Services revenue consists primarily of revenues earned from professional services. Professional services are generally performed on a "time and expenses" basis and revenue is recognized as the services are performed. The Company also performs a limited number of fixed-price engagements under which revenue is recognized using the percentage-of-completion method of accounting. Provision for estimated losses on such engagements is made during the period in which the loss becomes probable and can be reasonably estimated. To date, such losses have been insignificant. The Company reports professional services revenue net of reimbursable expenses, which are billed to and collected from clients. Services revenue also includes software services revenue. Software services revenue consists of all inclusive service contracts, which include the right to use software combined with installation, maintenance and support, as well as services for installation, maintenance and support of software licenses sold separately. Prior to fiscal 1998, the Company only offered its EnterprisePRO solution as an all inclusive contract. Revenue from all inclusive software service contracts is recognized ratably over the term of the agreement. Service revenue related to installation is generally recognized when the services are complete. Maintenance revenue, which consists of fees for providing updates and user documentation and support services, which provide access to INS' Technical Assistance Center and field support staff, are recognized ratably over the term of the agreement. Payments received in advance of services performed are recorded as deferred revenue.

  License revenue consists principally of revenue earned under software license agreements and under royalty agreements with OEMs. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. For contracts with multiple elements/obligations (e.g. software products, upgrades/enhancements, maintenance, and services), revenue is allocated to each element of the arrangement based on the Company's objective evidence of the fair value as determined by the amount charged when the element is sold separately. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer. Royalty revenues that are contingent upon sale to an end user by OEMs are recognized upon receipt of a report by the Company from the OEM.

  Effective in fiscal 1999, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supercedes the previous guidance provided by SOP 91-1. The adoption of SOP 97-2 did not have a material impact on the Company's licensing practices or consolidated financial position or results of operations.

NOTE 5--ACQUISITIONS

  On November 20, 1998, the Company completed its acquisition of VitalSigns, which has been accounted for as a pooling of interests, pursuant to the terms of the Agreement and Plan of Reorganization, as amended and restated as of October 30, 1998. Each issued and outstanding share of VitalSigns Common Stock was converted into 0.3160826 shares of INS Common Stock; and each outstanding option to acquire VitalSigns Common Stock was assumed by INS and became an equivalent option with respect to INS Common Stock, on the same terms of the original option adjusted to reflect the exchange ratio. The Company issued approximately 3,955,000 shares of INS Common Stock in the acquisition and assumed options that can be exercised for approximately 280,000 shares of INS Common Stock.

  The transaction was accounted for as a pooling-of-interests and accordingly, the accompanying condensed consolidated financial statements have been restated to reflect the merger as if it occurred at the beginning of the first period presented. VitalSigns' fiscal year ends on December 31. The condensed consolidated income statements combine VitalSigns' results for the three months and six months ended December 31, 1998 and 1997. The condensed balance sheets as of June 30, 1998 and December 31, 1998 include VitalSigns' balance sheets as of June 30, 1998 and December 31, 1998, respectively.

  The results of operations previously reported by the separate companies and the combined amounts in the accompanying consolidated financial statements are summarized below (in thousands):

                                                          Period from
                                                        July 1, 1998 to                       Year Ended June 30,
                                                         November 20,          -------------------------------------------------
                                                             1998                       1998                        1997
                                                 ------------------------      ---------------------       ---------------------
Revenue:
     INS.........................................                $109,533                   $169,678                     $99,275
     VitalSigns..................................                   3,655                      3,120                         238
                                                 ------------------------      ---------------------       ---------------------
     Combined                                                    $113,188                   $172,798                     $99,513
                                                 ========================      =====================       =====================
Net income (loss) attributable to Common Stock:
     INS.........................................                $ 10,778                   $ 16,110                     $ 7,612
     VitalSigns..................................                     314                     (1,706)                       (860)
                                                 ------------------------      ---------------------       ---------------------
     Combined                                                    $ 11,092                   $ 14,404                     $ 6,752
                                                 ========================      =====================       =====================

          This combined financial information is provided for comparative purposes only and does not purport to be indicative of the results which actually would have been obtained if the acquisition had been effected for the periods indicated, or of the results which may be obtained in the future.

  The Company incurred approximately $7.2 million in acquisition-related charges, principally in the three month period ending December 31, 1998. These charges include direct transaction costs primarily for financial advisory services, legal and consulting fees and costs associated with combining the operations of the two companies.

  Prior to the acquisition, VitalSigns' fiscal year end ended on December 31. The condensed consolidated financial statements for the year ended June 30, 1998 reflect the results of operations of INS for the year ended June 30, 1998 combined with the results of operations of VitalSigns for the twelve months ended June 30, 1998. The financial statements for the year ended June 30, 1997 reflect the results of operations of INS for the year ended June 30, 1997 combined with the results of operations of VitalSigns for the period from August 15, 1996 (inception) through June 30, 1997.

NOTE 6--EARNINGS PER SHARE

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

  Reconciliation between basic and diluted earnings per share is as follows for the three and six month periods ended December 31, 1998 and 1997 (in thousands, except per share data):

                                                                        Three Months
                                                                           Ended                             Six Months Ended
                                                                        December 31,                            December 31,
                                                              ---------------------------------    ---------------------------------

                                                                1998                  1997                1998                1997
                                                              -------------    -------------       ------------         ------------


  Net income                                                   $   851            $  2,973            $  6,792            $  5,615
                                                               -------            --------            --------            --------
  Weighted-average commons shares -
     Basic earnings per share                                   35,962              33,453              35,508              33,172

  Effect of dilutive securities:
    Common stock equivalents                                     3,815               2,054               3,565               2,191
    Common stock subject to repurchase                           1,266               1,912               1,482               2,051

  Weighted-average commons shares -
     Diluted earnings per share                                 41,043              37,419              40,555              37,414
                                                               =======            ========            ========            ========

Net income per share--Basic                                    $   .02            $   0.09            $    .19            $   0.17
                                                               =======            ========            ========            ========
Net income per share--Diluted                                  $   .02            $   0.08            $    .17            $   0.15
                                                               =======            ========            ========            ========

  Antidilutive Options. Options to purchase 395,743 and 892,439 shares of common stock were outstanding during the three month period ended December 31, 1998 and 1997, respectively, and 197,872 and 503,624 during the six month period ended December 31, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

NOTE 7--RECENT ACCOUNTING STANDARDS

  In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 129, "Disclosure of Information About Capital Structure," which requires companies to disclose certain information about their capital structure. SFAS No. 129 did not have a material impact on the Company's consolidated financial statement disclosures.

  The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of 1999. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. The components of comprehensive income, which are excluded from net income, are not significant individually or in the aggregate, and therefore, no separate statement of comprehensive income has been presented.

  The Company complies with the provisions of Emerging Issues Task Force Issue No. 96-18 ("EITF 96-18") with respect to stock options granted to non-employees who are consultants to the Company. EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby compensation associated with such options is measured on the date such options vest, and incorporates the current fair market value of the Company's common stock into the option valuation model. Compensation expenses associated with such non-employee stock options granted to date have not been significant.

NOTE 8--SUBSEQUENT EVENT

  Effective December 28, 1998 (the first day of the Company's third fiscal quarter), the Company changed its state of incorporation from California to Delaware. As a result of the change, the par value of the Company's stock was changed from no par value to $0.001 per share. There was no impact on the Company's financial condition or results of operations as a result of the reincorporation. The reincorporation proposal had been approved by the Company's shareholders at the Company's annual meeting of shareholders. An increase in the number of authorized shares of the Company's stock from 75,000,000 to 150,000,000 was also approved by the shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  International Network Services ("INS" or "the Company") is a global provider of enterprise network professional services and software solutions. The Company provides professional services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex network technologies and multi-vendor environments. Through its INSoft division, INS offers industry leading software products and software services for managing and optimizing application-ready networks. The Company's core software solutions include EnterprisePRO, which was introduced in June 1996, and VitalSuite, which was introduced in November 1997.

  Services revenue consists primarily of revenues earned from professional services. Professional services are generally performed on a "time and expenses" basis and revenue is recognized as the services are performed. The Company also performs a limited number of fixed-price engagements under which revenue is recognized using the percentage-of-completion method of accounting. Provision for estimated losses on such engagements is made during the period in which the loss becomes probable and can be reasonably estimated. To date, such losses have been insignificant. The Company reports professional services revenue net of reimbursable expenses, which are billed to and collected from clients. Services revenue also includes software services revenue. Software services revenue consists of all inclusive service contracts, which include the right to use software combined with installation, maintenance and support, as well as services for installation, maintenance and support of software licenses sold separately. Prior to fiscal 1998, the Company only offered its EnterprisePRO solution as an all inclusive contract. Revenue from all inclusive software service contracts is recognized ratably over the term of the agreement. Service revenue related to installation is generally recognized when the services are complete. Maintenance revenue, which consists of fees for providing updates and user documentation and support services, which provide access to INS' Technical Assistance Center and field support staff, are recognized ratably over the term of the agreement. Payments received in advance of services performed are recorded as deferred revenue.

  License revenue consists principally of revenue earned under software license agreements and under royalty agreements with OEMs. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. For contracts with multiple elements/obligations (e.g. software products, upgrades/enhancements, maintenance, and services), revenue is allocated to each element of the arrangement based on the Company's objective evidence of the fair value as determined by the amount charged when the element is sold separately. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to distributors and retailers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the distributor or retailer to the end-user customer. Royalty revenues that are contingent upon sale to an end user by OEMs are recognized upon receipt of a report by the Company from the OEM.

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

ACQUISITION

  On November 20, 1998, the Company completed the acquisition of VitalSigns in a transaction accounted for as a pooling of interests and, as a result, the Company's previously issued financial statements for the periods presented in this Form 10-Q have been restated to include the assets, liabilities and operating results of VitalSigns in accordance with generally accepted accounting principles and the instructions in Regulation S-X.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain financial data as a percent of revenue:

                                                                 Three Months Ended                   Six Months Ended
                                                                   December  31,                       December  31,
                                                         ----------------------------------   --------------------------------
                                                              1998               1997              1998              1997
                                                         ---------------   ----------------   ---------------   --------------
Revenue:
 Services.............................................             90.2%              95.1%             91.2%            96.8%
 License..............................................              9.8                4.9               8.8              3.2
                                                      -----------------------------------------------------------------------
  Total revenue.......................................            100.0              100.0             100.0            100.0
                                                      -----------------------------------------------------------------------
Operating expenses:
 Professional personnel...............................             41.1               44.8              41.3             45.0
 Other costs..........................................             13.4               13.6              13.6             14.0
 Cost of license revenue..............................              0.3                0.1               0.3              0.1
 Research and development.............................              2.0                3.0               2.0              2.6
 Sales and marketing..................................             15.2               15.9              15.6             15.2
 General and administrative...........................             11.8               11.4              11.9             11.6
 Acquisition related charges                                        9.7                                  5.2
                                                      -----------------------------------------------------------------------
   Total operating expenses...........................             93.5               88.8              89.9             88.5
                                                      -----------------------------------------------------------------------
Income from operations................................              6.5               14.3              10.1             11.5
Interest and other, net...............................              1.0                1.5               1.1              1.4
                                                      -----------------------------------------------------------------------
Income before provision for income taxes..............              7.5               12.8              11.2             12.9
Provision for income taxes............................              6.3                5.1               6.3              5.1
                                                      -----------------------------------------------------------------------
Net income............................................              1.2                7.7               4.9              7.7
                                                      =======================================================================

REVENUE

  Total Revenue. The Company's total revenue increased 90.1 % to $73.8 million for the three-month period ended December 31, 1998 from $38.8 million in the same period of the prior year. Total revenue increased 89.9% to $138.2 million for the six-month period ended December 31, 1998 from $72.8 million in the same period of the prior year. Total revenue increased primarily due to an increase in services revenue. The Company does not believe that these rates of growth are sustainable in future periods.

  Services. Substantially all of the Company's services revenue is derived from fees for professional services. The Company also derives revenue from software services. Software services revenue consists of all inclusive service contracts, which include the right to use software combined with installation, maintenance and support, as well as services for installation, maintenance and support of software licenses sold separately. Services revenue increased 80.3%
to $66.6 million for the three-month period ended December 31, 1998 from $36.9 million in the same period of the prior year. Services revenue increased 78.8 % to $126.0 million for the six-month period ended December 31, 1998 from $70.5 million in the same period of the prior year. Services revenue increased primarily due to an increase in the number and size of professional service projects and, to a lesser extent, due to an increase in average billing rates, and increases in software services.

  License. License revenue consists principally of revenue earned under software license agreements and under royalty agreements with OEMs. License revenue increased 282.7 % to $7.2 million for the three-month period ended December 31, 1998 from $1.9 million in the same period of the prior year. License revenue increased 426.7 % to $12.2 million for the six-month period ended December 31, 1998 from $2.3 million in the same period of the prior year. The increase in license revenues resulted from increased sales to new customers and sales to existing customers for new products.

One client accounted for 10% and 11% of the Company's revenue for the three-month and six-month periods ended December 31, 1998, respectively. No one client accounted for more than 10% of the Company's revenue for the three-month and six-month periods ended December 31, 1997.

OPERATING EXPENSES

  Professional personnel. Professional personnel expenses consist primarily of compensation and benefits of the Company's employees engaged in the delivery of professional services and software solutions. Professional personnel expenses were $30.3 million and $57.1 million for the three-month and six-month periods ended December 31, 1998, respectively, compared to $17.4 million and $32.8 million, respectively, for the same periods of the prior year. The increase is primarily due to an increase in the number of network system engineers. As a percent of revenue, professional personnel decreased to 41.1% and 41.3% for the three-month and six-month periods ended December 31, 1998, respectively, from 44.8% and 45.0%, respectively, in the same periods of the prior year. Professional personnel expenses decreased as a percent of revenue primarily due to an increase in billing rates for professional services and, to a lesser extent, an increase in software revenue as a percent of total revenue.

  Other costs. Other costs consist primarily of travel and entertainment, certain recruiting and professional development expenses, field facilities, depreciation, expensed equipment and supplies related to the delivery of professional services and software solutions. Other costs were $9.9 million and $18.9 million for the three-month and six-month periods ended December 31, 1998, respectively, compared to $5.3 million and $10.2 million, respectively, for the same periods of the prior year. The increase is primarily due to the increase in the number of employees and to a lesser extent, to the costs of field offices. As a percent of revenue, other costs decreased to 13.4 % and 13.6 % for the three-month and six-month periods ended December 31, 1998, respectively, from 13.6% and 14.0%, respectively, in the same periods of the prior year.

  Cost of license revenue. Cost of license revenue consists primarily of the cost of product components, product duplication, shipping and reproduction of manuals. Cost of license revenue was $205,000 and $353,000 for the three-month and six-month periods ended December 31, 1998, respectively, compared to $42,000 and $73,000, respectively, for the same periods of the prior year. The increase was due primarily to an increase in the number of software licenses shipped. As a percent of revenue, cost of license revenue increased to 0.3% for both the three-month and six-month periods ended December 31, 1998, respectively, from 0.1% in the same periods of the prior year.

  Research and development. Research and development expenses consist of personnel and related costs for product development, enhancements, upgrades, quality assurance and testing. All research and development expenses, including software development costs, are charged to expense as incurred. Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. The capitalized costs are then amortized on a straight line basis over the estimated product life, or based on the ratio of current revenues to total projected product revenues, whichever is greater. To date, costs incurred subsequent to achieving technological feasibility and prior to the general commercial release of the software have not been significant. Accordingly, the Company has not capitalized any software development costs.

Research and development expenses were $1.5 million and $2.8 million for the three-month and six-month periods ended December 31, 1998, respectively, compared to $1.2 million and $1.9 million, respectively, for the same periods of the prior year. The increase was a result of increased headcount to support the development of, and enhancements to, software products. As a percent of revenue, research and development expenses decreased to 2.0% for both the three-month and six-month periods ended December 31, 1998, respectively, from 3.0% and 2.6%, respectively, in the same periods of the prior year.

  Sales and marketing. Sales and marketing expenses consist primarily of compensation (including commissions) and benefits of sales and marketing personnel, and outside marketing expenses. Sales and marketing expenses were $11.2 million and $21.6 million for the three-month and six-month periods ended December 31, 1998, respectively, compared to $6.2 million and $11.1 million, respectively, for the same periods in the prior year. The increase was due primarily to the growth in the number of sales and marketing employees and a significant increase in marketing spending, primarily for advertising. As a percent of revenue, sales and marketing expenses were 15.2% and 15.6% for the three-month and six-month period ended December 31, 1998, respectively, compared to 15.9% and 15.2% in the same periods of the prior year.

  General and administrative. General and administrative expenses consist of expenses associated with executive staff, finance and administration, corporate facilities, information systems and human resources. General and administrative expenses were $8.7 million and $16.5 million for the three-month and six -month periods ended December 31,1998, respectively, compared to $4.4 million and $8.5 million, respectively, for the same periods in the prior year. The increase is due primarily to the addition of personnel to support the Company's growth in operations. As a percent of revenue, general and administrative expenses increased to 11.8 % and 11.9 % for the three-month and six-month periods ended December 31, 1998, respectively, from 11.4% and 11.6%, respectively, in the same periods of the prior year.

  Acquisition related charges. The Company incurred approximately $7.2 million in acquisition-related charges, principally in the three-month period ending December 31, 1998. These charges include direct transaction costs primarily for financial advisory services, legal and consulting fees and costs associated with combining the operations of the two companies.

  Interest and other, net. Interest and other, net, consists of interest income. Net interest income was $764,000 and $1.5 million for the three-month and six-month periods ended December 31,1998, respectively, compared to $593,000 and $1.0 million, respectively, for the same periods in the prior year. Interest income consists primarily of interest on cash, cash equivalents and short-term investments and notes receivable from shareholders. Net interest income was $764,000 and $593,000 for the three-month periods ended December 31, 1998 and 1997, respectively. The increase in net interest income reflects higher average investment balances.

  Provision for Income Taxes. Income tax expense represents combined federal and state taxes at an effective rate of 40% for fiscal 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1998, the Company had cash, cash equivalents and investments as follows (in thousands):

                                                                  December 31,             June 30,
                                                                     1998                    1998
                                                            -------------------      ------------------
 Cash and cash equivalents.............................                 $15,092                 $32,484
 Short-term investments................................                  33,056                  25,319
 Long term investments.................................                  22,468                  15,198
                                                            -------------------      ------------------
   Total...............................................                 $70,616                 $73,001
                                                            ===================      ==================


  Net cash used by operations for the six months ended December 31, 1998 was $9.6 million compared to net cash provided by operations of $6.5 million for the comparable period of the prior year. Cash used in operating activities of $9.6 million resulted primarily from the increase in accounts receivable, the decrease in deferred revenue and the reduction of net income resulting from the acquisition-related charges. The Company's accounts receivable increased by $26.6 million from June 30, 1998 to December 31, 1998. This increase was primarily due to delays in invoicing during the quarter resulting from the implementation of a new financial system. Although the Company believes its cash collections experience remains within industry standards, the Company's inability to collect for its services on a timely basis in the future could have a material adverse effect on the Company's business, operating results and financial condition. Capital expenditures were $7.9 million during the six months ended December 31, 1998 compared to $2.5 million for the comparable period of the prior year. Capital expenditures were primarily related to the installation of new internal software as well as capital expenditures related to new office facilities.
Cash flow from investing activities of $15.0 million resulted primarily from the proceeds from issuance of common stock related to the exercise of stock options and employee stock purchases under the Company's Employee Stock
Purchase Plan. The Company currently has no material capital commitments.

  The Company has a $10 million line of credit with a bank, which expires in February 2000. Borrowings under the line of credit bear interest at the bank's prime rate less one half of one percent, or the Company has the option to borrow at a fixed rate at one and one half percent above the bank's LIBOR for a fixed term of up to three months. Balances outstanding at February 2000 that have been used to fund capital equipment may be converted to a three-year term loan, which provides for the same interest rate option. There were no borrowings under the line of credit at December 31, 1998. The line of credit requires the Company to comply with certain financial covenants. At December 31, 1998, the Company was in compliance with these financial covenants.

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


RISK FACTORS THAT MAY AFFECT OPERATING RESULTS

  The following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in our forward-looking statements related to our business.

  Variability of Quarterly Operating Results. We derive the majority all of our revenue from professional services, which are generally provided on a "time and expenses" basis. We recognize professional services revenue only when network systems engineers are engaged on client projects. In addition, a majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any underutilization of network systems engineers may cause significant variations in our operating results in any particular quarter and could result in losses for such quarter. Factors, which could cause such underutilization, include:

 .  the reduction in size, delay in commencement, interruption or termination of one or more significant projects;
 .  the completion during a quarter of one or more significant projects;
 .  the inability to obtain new projects;
 .  the overestimation of resources required to complete new or ongoing projects; and
 . the timing and extent of training, weather related shut-downs, vacation days and holidays.

   Our revenue and earnings may also fluctuate from quarter to quarter based on a variety of factors including:

 .  the loss of key employees;
 .  an inability to hire and retain sufficient numbers of employees, including network systems engineers, account managers and software engineers;
 .  reductions in billing rates or product pricing;
 .  write-offs of billings or services performed at no charge as a result of our failure to meet client expectations;
 .  product returns and undetected product errors or failures;
 .  the timing of new product announcements and changes in pricing policies by
   INS and our competitors;
 .  claims by our clients for the actions of our employees arising from damages to our clients' business or otherwise;
 .  competition;

 .  the development and introduction of new services and products;
 .  corporate acquisitions;
 . decrease or slowdown in the growth of the networking industry as a whole; . general economic conditions;
 .  ongoing market acceptance; and
 .  the timing and size of orders for software solutions.

  We recently acquired VitalSigns, a company that manufactures and develops software products that monitor and measure network and application performance. As a result, our revenues will include a greater percentage of sales from software solutions. See "Risks Associated With Software Solutions." An unanticipated shortfall for our software solutions could materially adversely affect our operating results, particularly because margins are higher on software than professional services.

  In addition, we plan to continue to expand our operations based on sales forecasts by hiring additional network systems engineers, account managers and other employees, investing in new product development and adding new offices, systems and other infrastructure. The resulting increase in operating expenses would materially adversely affect our operating results if revenue does not increase as much as forecasted.

  We believe that quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on period-to-period comparisons as indications of future performance. In some future quarter, our revenue or operating results will likely be below the expectations of public market analysts or investors. In such event, the price of INS Common Stock would likely be materially adversely affected.

  Risks Associated with Client Concentration; Absence of Long-Term Agreements. We have historically derived a significant portion of our revenue from a limited number of clients and expect this concentration to continue. In the quarter ended December 31, 1998, one client accounted for approximately 10% of revenue and ten clients accounted for approximately 44% of revenue. One client accounted for approximately 11% of revenue for the six month period ended December 31, 1998. There can be no assurance that revenue from clients that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. We have, in the past, experienced declines in revenue from clients that have accounted for significant revenue.

  In addition, we generally do not have a long-term services contract with any of our clients. Our clients are generally able to reduce or cancel their use of our professional services without penalty and with little or no notice. As a result, we believe that the number and size of our existing projects are not reliable indicators or measures of future revenue. When a client defers, modifies or cancels a project, we must be able to rapidly redeploy network systems engineers to other projects in order to minimize the underutilization of employees and the resulting adverse impact on our operating results. In addition, our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, the following could have a material adverse effect on our business, operating results and financial conditions:

 .  any significant reduction in the scope of the work performed for any significant client or a number of smaller clients; or . the failure of anticipated projects to materialize.

  Need to Attract and Retain Qualified Network Systems Engineers. Our future success will depend in large part on our ability to hire, train and retain network systems engineers who together have expertise in a wide array of network and computer systems and a broad understanding of the industries we serve. Competition for network systems engineers is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. In particular, competition is intense for the limited number of qualified managers and senior network systems engineers. We have experienced, and may in the future experience, high rates of turnover among our network systems engineers. Our inability to hire, train and retain a sufficient number of qualified network systems engineers could impair our ability to adequately manage and complete our existing projects or to obtain new projects, which, in turn, could have a material adverse effect on our business, operating results and financial condition.

  We have experienced, and may in the future experience, increasing compensation costs for our network systems engineers. Our inability to recover increases in compensation of network systems engineers through higher billing rates or to reduce other expenses to offset such increases, could have a material adverse effect on our business, operating results and financial condition. In addition, our inability to attract and retain a sufficient number of qualified network systems engineers in the future could impair our planned expansion of our business.

  Dependence on New Business Development. Our future success will also depend in large part on the development of new business by our account managers, who solicit new business and manage relationships with existing clients. As a result, our success will depend on our ability to attract and retain qualified account managers who have an understanding of our business and the industry it serves. Competition for account managers is intense and we have experienced, and may in the future experience, high rates of turnover among our account managers. In addition, integration of new account managers into our business can be lengthy. Our inability to attract and retain a sufficient number of account managers or to integrate new account managers into our operations on a timely basis could have a material adverse effect on our business, operating results and financial condition.

  Risks Associated with Software Solutions. Our long-term strategy is to derive a significant portion of our revenue from the sale of software solutions. We have devoted and expect to continue to devote, substantial amounts of money and employees in the development and marketing of our software solutions. The introduction of software solutions is subject to risks generally associated with new product and service introductions, including delays in development, testing or introduction, or the failure to satisfy clients' requirements.

  If we introduce products embodying new technologies or if new industry standards emerge, our existing software products could become obsolete and unmarketable. The life cycles of our software products are difficult to estimate. Our future success depends upon our ability to enhance our current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We may not be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards. We could experience difficulties that could delay or prevent the successful development, introduction and marketing of these products. Our new products and product enhancements may not adequately meet the requirements of our current or potential customers or achieve market acceptance. If we cannot, for technological or other reasons, develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition could be materially adversely affected. If these products are not accepted in the marketplace, our operating results and financial condition will be adversely affected.

  Dependence on Growth in an Emerging Market. We currently expect our VitalAnalysis and VitalHelp application performance management software products to account for a significant portion of our future software product revenue. Although demand for VitalHelp and VitalAnalysis has grown recently, the application performance management market is still an emerging market. Our future software product financial performance will largely depend on continued growth in the number of organizations adopting application performance management environments from the end user's perspective. If the application performance management market fails to grow or grows more slowly than we currently anticipate, our operating results could be adversely affected.

  Dependence on Proprietary Technology; Risks of Infringement. Our success depends in part on our information technology, only some of which is proprietary to us, and other intellectual property rights. We rely on a combination of nondisclosure and other contractual arrangements, technical measures, copyrights and trade secret and trademark laws to protect our proprietary rights. We also try to protect our software, documentation and other written materials under trade secret and copyright laws. In addition, we presently have eight patent applications pending, fourteen applications for federal trademark rights pending and one federal trademark issued. There can be no assurance that such patent and trademarks applications will be granted. We have in the past entered into services contracts with clients that assign rights to certain of the work performed under such contracts to such clients. We do not believe that these contracts will limit our ability to render services to other clients, although we can not assure you that this will be the case. In selling certain products, we rely on "end user" licenses that are not signed by licensees and, therefore, such licenses may be unenforceable under the laws of certain jurisdictions. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. There can be no assurance that the steps we have taken to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our patents, copyrights, trademarks, trade dress and similar proprietary rights.

     We enter into confidentiality arrangements with our employees and attempt to limit access to and distribution of proprietary information. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of proprietary information and that we will be able to detect unauthorized use or take appropriate steps to enforce intellectual property rights. We expect software piracy to be a persistent problem. Policing unauthorized use of our products is difficult, and we cannot determine the extent to which piracy of our software exists.

  We may receive communication in the future from third parties or clients asserting that we have infringed or misappropriated the proprietary rights of such parties. We expect that software developers will increasingly be subject to infringement claims as the number of products and the number of competitors in our industry segment grows and the functionality of products in other industry segments overlap. Any such claims, with or without merit, could be time consuming, result in costly litigation and divert technical and management personnel, result in delays of product shipments, require us to develop non-infringing technology or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. If a claim of infringement or misappropriation against us is successful and we fail to or cannot develop non-infringing technology or license the infringed, misappropriated, or similar technology, our business, operating results and financial condition could be materially adversely affected.

  Management of Growth. We have experienced a period of rapid revenue and client growth and an increase in the number of employees and offices and in the scope of our supporting infrastructure. We do not believe this rate of growth is sustainable. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on our management and operating and financial systems. We will be required to continue to hire management personnel and improve our systems on a timely basis and in such a manner as is necessary to accommodate any increase in the number of transactions and clients, any increase in the size of our operations and any introduction of new products and services. There can be no assurance that our management or systems will be adequate to support our existing or future operations. Any failure to implement and improve our systems or to hire and retain appropriate personnel to manage our operations would have a material adverse effect on our business, operating results and financial condition.

  Intense Competition. The network industry is comprised of a large number of participants and is subject to rapid change and intense competition. With respect to professional services, we face competition from system integrators, VARs, local and regional network services firms, telecommunications providers, network equipment vendors, and computer systems vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition, and generate greater service revenue than we do. With respect to software solutions, we face competition from companies such as Hewlett Packard, Tivoli, Computer Associates, Network Associates, Concord Communications, Desktalk Systems and Compuware, some of which have significantly greater financial, technical and marketing resources and greater name recognition, and generate greater service revenue than we do. We have faced, and expect to continue to face, additional competition from new entrants into our markets.

  Increased competition could result in price reductions, fewer client projects, underutilization of employees, reduced operating margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current or future competitors. Our failure to compete successfully would have a material adverse effect on our business, operating results and financial condition.

  Risks Associated with Acquisitions. We may make acquisitions of, or significant investments in, complementary companies, products or technologies. We recently completed the acquisition of VitalSigns. This acquisition, as well as any future acquisitions, will be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others:

 .  the difficulty associated with assimilating the personnel and operations of acquired companies,
 . the potential disruption of our ongoing business, . the distraction of management and other resources, . the inability of management to maximize our financial and strategic position through the successful integration of acquired personnel, technology and rights,
 .  the maintenance of uniform standards, controls, procedures and policies,
   and
 . the impairment of relationships with employees, partners and clients as a result of the acquisition.

  There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with the acquisition of VitalSigns or any future acquisitions. Any such problems encountered in the transition and integration process could have a material adverse effect on our business, operating results and financial condition.

  Risks Associated With International Expansion. A component of our long-term strategy is to expand into international markets. We provide professional services to certain of our United States clients in foreign locations, and have opened offices in the United Kingdom, the Netherlands, Germany and Canada. To date, revenue generated from international operations has not been significant. There is no assurance that the revenue generated from international operations will be adequate to offset the expense of establishing and maintaining these foreign operations, and if revenue does not materialize as anticipated, our business, operating results and financial condition could be materially adversely affected. There can be no assurance that we will be able to successfully market, sell and deliver our services in international markets.

  In addition to the uncertainty as to our ability to expand into international markets, there are certain risks inherent in conducting business on an international level, any one of which could adversely impact the success of our international operations. These risks include:

 .  unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers;
 .  difficulties in staffing and managing foreign operations;
 .  employment laws and practices in foreign countries;
 .  longer payment cycles and problems in collecting accounts receivable;
 .  political instability;
 .  fluctuations in currency exchange rates;
 .  imposition of currency exchange controls;
 .  seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and . potentially adverse tax consequences.

  There can be no assurance that one or more of these factors will not have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition. There can be no assurance that we will be able to compete effectively in these markets.

  Relationship with Cisco Systems. Although we are a vendor independent provider of network services, we have a significant relationship with Cisco and believe that maintaining and enhancing this relationship is important to our business due to Cisco's leading position in the large scale enterprise internetworking market. Cisco develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed LANs and WANs. We have entered into direct relationships with clients as a result of referrals from Cisco and provide services directly to Cisco, primarily as a subcontractor.

  Cisco is a shareholder of ours, and an officer of Cisco is a member of our Board of Directors. Although we believe that our relationship with Cisco is good, there can be no assurance that we will be able to maintain or enhance our relationship with Cisco. Any deterioration in our relationship with Cisco could have a material adverse effect on our business, operating results and financial condition. In addition, should our relationship with Cisco be perceived as compromising our ability to provide unbiased solutions, our relationship with existing or potential clients could be materially adversely affected.

  Risk of Product "Bugs." Software products as complex as ours may contain undetected errors or failures when first introduced or when new versions are released. Although we have not experienced material adverse effects resulting from any such errors to date, errors could be found in new products or releases after they have been sold, despite testing by us and by current and potential customers, which would result in loss of or delay in market acceptance.

  Product Liability. Our software product license agreements with customers typically contain provisions designed to limit our exposure to potential product liability claims. In selling certain products, we rely on "end user" licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. For these and other reasons, the limitation of liability provisions contained in our license agreements may not be effective. Although we have not had any product liability claims to date, the sale and support of products may result in such claims in the future. A successful product liability claim brought against us could have an adverse effect upon our operating results.

  Year 2000. The year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Any of our computers, computer programs, and administration equipment or products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If any of our systems that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations, including, among other things, a temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities.

  We believe that our current software products are year 2000 compliant. However, there can be no assurance that our current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material cost to us.

  With respect to our internal information technology systems (including information technology-based office facilities such as data and voice communications, building management and security systems), we have formed an ongoing internal review team to address the Year 2000. A team of professionals has been engaged in a process to identify and resolve significant Year 2000 issues in a timely manner. The process includes an assessment of issues, testing of systems and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in our products. Further, based on the exposures found as a result of this review, the team will assess the need to develop a contingency planning effort necessary to support critical business operations. Executive management regularly monitors the status of our Year 2000 remediation plans.

  We are in the process of contacting our key suppliers and other key third parties to certify their year 2000 readiness and conducting ongoing risk analysis. To the extent such third parties are materially adversely affected by the Year 2000 issue, this could disrupt our operations. There can be no assurance that our key contractors will have successful conversion programs, and that any such Year 2000 compliance failures will not have a material adverse effect on our business, results of operation or financial condition. Based on information available to date, we plan to substantially complete our Year 2000 assessment and remediation in the summer of 1999. To date, we have not incurred any material costs related to the assessment of, and preliminary efforts in connection with, our Year 2000 issues. We further believe that such review and modification, if any, will not require material charge to operating expenses. The costs of the project and the date on which we plan to complete our Year 2000 assessment and remediation are based on our estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from our estimates include, but are not limited to, the availability and cost of personnel trained in this area, and similar uncertainties. We believe that we are devoting the necessary resources to identify and resolve significant Year 2000 issues in a timely manner.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Item 7 of the Company's Form 10-K for the fiscal year ended June 30, 1998. There has been no material change to that information required to be disclosed in this Form 10-Q filing.

                         PART II -- OTHER INFORMATION


ITEM 1    NOT APPLICABLE


ITEM 2    CHANGES IN SECURITIES

  In November 1998, in connection with the Company's acquisition of VitalSigns, the Company issued approximately 3,995,000 shares of the Company's Common Stock to the existing shareholders of VitalSigns in exchange for all of the outstanding shares of capital stock of VitalSigns. Such shares were not registered under the Securities Act of 1933, as amended (the "Securities
Act"), and such issuance was deemed to be exempt from registration in reliance on Regulation D under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only, had access to all relevant information regarding the Company necessary to evaluate the investment and were either accredited investors or relied upon a purchaser representative.


ITEM 3    NOT APPLICABLE


ITEM 4    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

  The following matters were submitted to the shareholders at the Company's Annual Meeting of Shareholders held October 29, 1998. Each of these matters was approved by a majority of shares present at the meeting.

  1. The uncontested election of six directors to serve a one-year until their successors are duly elected and qualified. The following is a summary of the nominees and voting results:

                        Votes For    Votes Withheld
                        ----------   --------------
Donald K. McKinney      30,954,760           55,546
John L. Drew            30,503,260          507,046
Douglas C. Allred       25,566,301        5,444,005
Vernon R. Anderson      30,951,715           58,951
David Carlick           30,956,315           53,991
Lawrence G. Finch       30,956,215           54,091

  2. The approval of the amendment to 1996 stock plan. Results of the voting included 20,925,920 shares for 8,285,938 against and 27,627 shares abstained.

  3. The approval of the amendment to 1996 employee stock purchase plan. Results of the voting included 28,223,818 shares for 986,979 against and 26,688 shares abstained.

  4. The approval of the adoption of the 1998 director option plan. Results of the voting included 21,632,587shares for 7,594,420 against and 67,602 shares abstained.

  5. The approval of the reincorporation in Delaware. Results of the voting included 21,963,271 shares for 7,264,632 against and 11,582 shares abstained.

  6. The approval of the increase in the number of authorized shares. Results of the voting included 30,292,002 shares for 699,824 against and 18,480 shares abstained.

  7. The ratification of the appointment of PricewaterhouseCoopers, LLP as the independent accountants of the Company for the fiscal year ending June 30, 1999. Results of the voting included 30,985,323 shares for 7,390 against and 17,593 shares abstained.

ITEM 5.    NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)   Exhibits:
                      10.8 1998 NonStatutory Stock Option Plan, as amended
                      27.1 Financial Data Schedule

           (b)   Reports on Form 8-K:
                      The Company filed the following Reports on Form 8-K during the quarter ended December 31, 1998:

                                On November 30, 1998, the Company filed a Report
                            on Form 8-K dated November 20, 1998 in connection with the acquisition of VitalSigns.

                                On December 17, 1998, the Company filed a Report
                            on Form 8-K dated December 17, 1998 to restate certain financial information to give effect to the VitalSigns acquisition.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    INTERNATIONAL NETWORK SERVICES

                                    By:    /s/     Kevin J. Laughlin
                                       ----------------------------------
                                       Kevin J. Laughlin
                                       Vice President, Chief Financial Officer
                                       and Secretary
                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)


Date: February 9, 1999