Form 10-Q
period 1999-03-31
INTERNATIONAL NETWORK SERVICES
filed 1999-05-12
CIK 889085

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                     OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Registrant's telephone number, including area code: (650) 318-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]      No [_]

The number of shares outstanding of the registrant's Common Stock as of April 26, 1999 was 56,605,585.

                       INTERNATIONAL NETWORK SERVICES

                                    INDEX

                        PART I  FINANCIAL INFORMATION

                                                                                                 Page No
                                                                                                 -------
Item 1          Condensed Consolidated Financial Statements:

                Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
                June 30, 1998                                                                        3

                Condensed Consolidated Statements of Income (unaudited) for the three and nine
                month periods ended March 31, 1999 and 1998                                          4

                Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month
                periods ended  March 31, 1999 and 1998                                               5

                Notes to Condensed Consolidated Financial Statements                                 6

Item 2          Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                           10

Item 3          Quantitative and Qualitative Disclosures about Market Risk                           21

                          PART II  OTHER INFORMATION

Item 1  5       Not applicable                                                                       22

Item 6          Exhibits and Reports on Form 8-K                                                     22

                Signature                                                                            23

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INTERNATIONAL NETWORK SERVICES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)


                                                                                      March 31,               June 30,
                                                                                        1999                   1998
                                                                                  -----------------      -----------------
                                      ASSETS                                          (Unaudited)
Current assets:
  Cash and cash equivalents....................................................        $ 34,697               $ 32,484
  Short-term investments.......................................................          21,013                 25,319
  Accounts receivable, net.....................................................          69,888                 47,035
  Deferred income taxes........................................................           3,758                  3,758
  Prepaid expenses and other assets............................................           6,063                  3,926
                                                                                  -----------------      -----------------
    Total current assets.......................................................         135,419                112,522
Property and equipment, net....................................................          18,106                 11,495
Deferred income taxes..........................................................           1,071                  1,071
Investments....................................................................          30,137                 15,198
                                                                                  -----------------      -----------------
    Total assets...............................................................        $184,733               $140,286
                                                                                  =================      =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................................        $  9,991               $  3,816
  Accrued compensation and employee benefits...................................          22,045                 12,638
  Accrued liabilities..........................................................           1,519                  4,530
  Income taxes payable.........................................................           4,293                     --
  Deferred revenue.............................................................          11,246                 16,995
                                                                                  -----------------      -----------------
    Total current liabilities..................................................          49,094                 37,979
                                                                                  -----------------      -----------------

Stockholders' equity:
  Preferred Stock, $0.001 par value (no par value June 30, 1998), 5,000 shares
   authorized; no shares issued and outstanding................................              --                     --

  Common Stock and additional paid-in capital, $0.001 par value (no par value -
   June 30, 1998), 150,000 and 75,000 shares authorized; 56,517 and 54,797 shares issued and outstanding at March 31, 1999 and June 30, 1998,
   respectively................................................................         100,832                 83,648


  Notes receivable from stockholders...........................................            (488)                  (685)
  Deferred compensation........................................................          (1,271)                (1,443)
  Unrealized investment gains..................................................             186                     --
  Cumulative translation adjustments...........................................              97                    (35)
  Retained earnings............................................................          36,283                 20,822
                                                                                  -----------------      -----------------
    Total stockholders' equity.................................................         135,639                102,307
                                                                                  -----------------      -----------------
                                                                                       $184,733               $140,286
                                                                                  =================      =================

     See accompanying notes to condensed consolidated financial statements.

                        INTERNATIONAL NETWORK SERVICES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                       Three Months Ended                   Nine Months Ended
                                                                            March 31,                           March 31,
                                                                -------------------------------     -------------------------------
                                                                     1999              1998              1999              1998
                                                                -------------     -------------     -------------     -------------
Revenue:
  Services....................................................      $74,121           $43,999          $201,289          $114,461
  License.....................................................        8,583             2,048            19,657             4,370
                                                                -------------     -------------     -------------     -------------
     Total revenue                                                   82,704            46,047           220,946           118,831
                                                                -------------     -------------     -------------     -------------

Operating expenses:
  Professional personnel......................................       34,180            19,955            91,251            52,719
  Other costs.................................................       10,333             6,740            29,194            16,902
  Cost of license revenue.....................................          278               162               631               235
  Research and development....................................        1,676               997             4,438             2,916
  Sales and marketing.........................................       11,985             6,962            33,550            18,025
  General and administrative..................................       10,596             5,278            27,063            13,724
  Acquisition related charges.................................            -                 -             7,176                 -
                                                                -------------     -------------     -------------     -------------
     Total operating expenses.................................       69,048            40,094           193,303           104,521
                                                                -------------     -------------     -------------     -------------
Income from operations........................................       13,656             5,953            27,643            14,310
Interest and other, net.......................................          733               577             2,187             1,579
                                                                -------------     -------------     -------------     -------------
Income before provision for income taxes......................       14,389             6,530            29,830            15,889
Provision for income taxes....................................        5,720             2,612            14,369             6,356
                                                                -------------     -------------     -------------     -------------
Net income....................................................      $ 8,669           $ 3,918          $ 15,461          $  9,533
                                                                =============     =============     =============     =============

Net income per share - basic..................................        $0.16             $0.08             $0.29             $0.19
                                                                -------------     -------------     -------------     -------------
Shares used to compute net income per share - basic...........       55,188            51,013            53,904            50,176
                                                                -------------     -------------     -------------     -------------

Net income per share - diluted................................        $0.14             $0.07             $0.25             $0.17
                                                                -------------     -------------     -------------     -------------
Shares used to compute net income per share - diluted.........       63,451            57,409            61,705            56,550
                                                                -------------     -------------     -------------     -------------

    See accompanying notes to condensed consolidated financial statements.

                        INTERNATIONAL NETWORK SERVICES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                            Nine Months Ended
                                                                                                March 31,
                                                                               ----------------------------------------
                                                                                       1999                   1998
                                                                               -----------------      -----------------
Cash flows from operating activities:
   Net income................................................................       $ 15,461               $  9,533
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization..........................................          4,579                  2,292
      Changes in operating assets and liabilities:
         Accounts receivable.................................................        (22,853)               (17,270)
         Prepaid expenses and other assets...................................         (2,137)                   897
         Accounts payable....................................................          6,175                    654
         Accrued expenses....................................................          6,396                  5,323
         Income taxes payable................................................          4,293                  1,248
         Deferred revenue....................................................         (5,749)                 2,911
                                                                               -----------------      -----------------
              Net cash provided by operating activities......................          6,165                  5,588
                                                                               -----------------      -----------------
Cash flows from investing activities:
   Purchases of investments..................................................        (46,592)               (12,072)
   Sales of investments......................................................         36,145                     --
   Purchases of property and equipment, net..................................        (11,018)                (3,629)
                                                                               -----------------      -----------------
              Net cash used in investing activities..........................        (21,465)               (15,701)
                                                                               -----------------      -----------------
Cash flows from financing activities:
   Repayment of stockholder notes receivable.................................            197                  1,177
   Proceeds from issuance of Common Stock, net...............................         17,184                  3,765
                                                                               -----------------      -----------------
              Net cash provided by financing activities......................         17,381                  4,942
                                                                               -----------------      -----------------
Effect of exchange rate changes on cash and cash equivalents.................            132                     --
                                                                               -----------------      -----------------
Net change in cash and cash equivalents......................................          2,213                 (5,171)
Cash and cash equivalents at beginning of period.............................         32,484                 24,550
                                                                               -----------------      -----------------
Cash and cash equivalents at end of period...................................       $ 34,697               $ 19,379
                                                                               =================      =================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Repurchase of Common Stock in exchange for cancellation of notes
      receivable from stockholders...........................................       $      -               $    714

    See accompanying notes to condensed consolidated financial statements.

                        INTERNATIONAL NETWORK SERVICES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE 1--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared by International Network Services (the "Company" or "INS") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended June 30, 1998 included in the Company's Form 8-K dated December 17, 1998.

  For purposes of presentation, the Company has indicated the third quarter and the first nine months of fiscal 1999 and 1998 as ending on March 31, respectively; whereas, in fact the Company's fiscal quarters end on the Sunday nearest the end of the calendar quarter.

  The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999 or any other future interim period, and the Company makes no representations related thereto.

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

Stock Split

  On March 4, 1999, the Company announced that its Board of Directors approved a three-for-two split of the Company's common stock that was applicable to stockholders of record on March 15, 1999. All share and per-share data for all periods presented have been adjusted to give effect to this three-for-two stock split that was effected on April 5, 1999.

NOTE 2--BALANCE SHEET COMPONENTS (in thousands)

                                                                             March 31,               June 30,
                                                                                1999                   1998
                                                                         -------------------     -----------------
                                                                            (Unaudited)
Accounts receivable:
     Trade...............................................................      $ 73,760              $ 48,503
     Less: allowance for doubtful accounts...............................        (3,872)               (1,468)
                                                                         -------------------     -----------------
                                                                               $ 69,888              $ 47,035
                                                                         ===================     =================
Property and equipment:
     Computer equipment and software.....................................      $ 24,318              $ 15,885
     Furniture, fixtures & leasehold improvements........................         8,249                 5,664
                                                                         -------------------     -----------------
                                                                                 32,567                21,549
     Less: accumulated depreciation......................................       (14,461)              (10,054)
                                                                         -------------------     -----------------
                                                                               $ 18,106              $ 11,495
                                                                         ===================     =================

NOTE 3--CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents
include commercial paper, U.S.  Treasury Bills and demand notes.   Short-term
investments, all of which are classified as "available for sale," consist of high quality debt securities with original maturity dates greater than 90 days. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investments in securities classified as available-for-sale are reported at fair value with unrealized gains and losses, net of related taxes, reported as a separate component of stockholders' equity. At March 31, 1999, the net unrealized gain was approximately $186,000.

NOTE 4--REVENUE RECOGNITION

  Services revenue consists primarily of revenues earned from professional services. Professional services are generally performed on a "time and expenses" basis and revenue is recognized as the services are performed. The Company also performs a limited number of fixed-price engagements under which revenue is recognized using the percentage-of-completion method of accounting. Provision for estimated losses on such engagements is made during the period in which the loss becomes probable and can be reasonably estimated. To date, such losses have been insignificant. The Company reports professional services revenue net of reimbursable expenses, which are billed to and collected from clients. Services revenue also includes software services revenue. Software services revenue consists of all inclusive service contracts, which include the right to use software combined with installation, maintenance and support, as well as services for installation, maintenance and support of software licenses sold separately. Prior to fiscal 1998, the Company only offered its EnterprisePRO solution as an all-inclusive contract. Revenue from all inclusive software service contracts is recognized ratably over the term of the agreement. Service revenue related to installation is generally recognized when the services are complete. Maintenance revenue, which consists of fees for providing updates and user documentation and support services, which provide access to INS' Technical Assistance Center and field support staff, is recognized ratably over the term of the agreement. Payments received in advance of services performed are recorded as deferred revenue.

  License revenue consists principally of revenue earned under software license agreements and under royalty agreements with OEMs. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. For contracts with multiple elements/obligations (e.g. software products, upgrades/enhancements, maintenance, and services), revenue is allocated to each element of the arrangement based on the Company's objective evidence of the fair value as determined by the amount charged when the element is sold separately. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer. Royalty revenue that is contingent upon sale to an end user by OEMs is recognized upon receipt of a report by the Company from the OEM.

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

NOTE 5--ACQUISITIONS

  On November 20, 1998, the Company completed its acquisition of VitalSigns, which has been accounted for as a pooling of interests, pursuant to the terms of the Agreement and Plan of Reorganization, as amended and restated as of October 30, 1998. Each issued and outstanding share of VitalSigns Common Stock was converted into 0.3160826 shares of INS Common Stock; and each outstanding option to acquire VitalSigns Common Stock was assumed by INS and became an equivalent option to purchase INS Common Stock, on the same terms as the original option
adjusted to reflect the exchange ratio.   The Company issued approximately
5,933,000 shares of INS Common Stock in the acquisition and assumed options that can be exercised for approximately 420,000 shares of INS Common Stock.

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

                                                        Period from
                                                      July 1, 1998 to                      Year Ended June 30,
                                                       November 20,          ----------------------------------------------
                                                           1998                       1998                      1997
                                                 -----------------------     --------------------      --------------------
Revenue:
     INS.........................................         $109,533                  $169,678                   $99,275
     VitalSigns..................................            3,655                     3,120                       238
                                                 -----------------------     --------------------      --------------------
     Combined                                             $113,188                  $172,798                   $99,513
                                                 =======================     ====================      ====================
Net income (loss) attributable to Common Stock:
     INS.........................................         $ 10,778                  $ 16,110                   $ 7,612
     VitalSigns..................................              314                    (1,706)                     (860)
                                                 -----------------------     --------------------      --------------------
     Combined                                             $ 11,092                  $ 14,404                   $ 6,752
                                                 =======================     ====================      ====================

        Prior to the acquisition, VitalSigns' fiscal year ended on December 31. The condensed consolidated financial statements for the year ended June 30, 1998 reflect the results of operations of INS for the year ended June 30, 1998 combined with the results of operations of VitalSigns for the twelve months ended June 30, 1998. The financial statements for the year ended June 30, 1997 reflect the results of operations of INS for the year ended June 30, 1997 combined with the results of VitalSigns for the period from August 15, 1996 (inception) through June 30, 1997.

        This combined financial information is provided for comparative purposes only and does not purport to be indicative of the results which actually would have been obtained if the acquisition had been effected for the periods indicated, or of the results that may be obtained in the future.

  The Company incurred approximately $7.2 million in acquisition-related charges, principally in the three-month period ended December 31, 1998. These charges include direct transaction costs primarily for financial advisory services, legal and consulting fees and costs associated with combining the operations of the two companies.

NOTE 6--NET INCOME PER SHARE

        Basic net income per share is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net income per share gives effect to all dilutive potential common shares outstanding during a period. In computing the effect of potential dilutive common shares under the treasury stock method, the average stock price for the period is used in determining the number of shares to be purchased pursuant to the potential exercise of stock options. All prior period net income per share data presented has been restated in accordance with SFAS No. 128, "Earnings per Share."

        All share and per share data presented reflect a three-for-two stock split, which was effected on April 5, 1999. (See Note 8).

        Reconciliation between basic and diluted net income per share is as follows for the three and nine month periods ended March 31, 1999 and 1998 (in thousands, except per share data):


                                                                Three Months Ended                 Nine Months Ended
                                                                    March 31,                           March 31,
                                                      ------------------------------------   --------------------------------
                                                              1999               1998              1999             1998
                                                      ==================   ===============   ==============   ===============
  Net income                                                     $ 8,669           $ 3,918          $15,461           $ 9,533
                                                      ==================   ===============   ==============   ===============

  Weighted-average common shares used to
      compute basic net income per share                          55,188            51,013           53,904            50,176

  Effect of dilutive securities:
    Common stock equivalents                                       7,087             3,541            5,927             3,371
    Common stock subject to repurchase                             1,176             2,855            1,874             3,003

  Weighted-average common shares used to              ------------------   ---------------   --------------   ---------------
     Compute diluted net income per share                         63,451            57,409           61,705            56,550
                                                      ==================   ===============   ==============   ===============

Net income per share--basic                                      $  0.16           $  0.08          $  0.29           $  0.19
                                                      ==================   ===============   ==============   ===============
Net income per share--diluted                                    $  0.14           $  0.07          $  0.25           $  0.17
                                                      ==================   ===============   ==============   ===============

  Antidilutive Options. Options to purchase 673,451 shares of common stock were outstanding during the three-month period ended March 31, 1998, and 197,872 and 728,108 during the nine-month periods ended March 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were no such options outstanding for the three-month period ended March 31, 1999.

NOTE 7  RECENT ACCOUNTING STANDARDS

  The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of fiscal 1999. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. The components of comprehensive income, which are excluded from net income, are not significant individually or in the aggregate, and therefore, no separate statement of comprehensive income has been presented.

NOTE 8  STOCKHOLDERS' EQUITY

  Effective December 28, 1998 (the first day of the Company's third fiscal quarter), the Company changed its state of incorporation from California to Delaware. As a result of the change, the par value of the Company's stock was changed from no par value to $0.001 per share. There was no impact on the Company's financial condition or results of operations as a result of the reincorporation. The reincorporation proposal was approved by the Company's stockholders at the Company's annual meeting of stockholders. An increase in the number of authorized shares of the Company's Common Stock from 75,000,000 to 150,000,000 was also approved by the stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  International Network Services ("INS" or "the Company") is a global provider of network consulting and software solutions. The Company provides professional services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex network technologies and multi-vendor environments. Through its INSoft division, INS offers industry leading software products and software services for managing and optimizing application-ready networks. The Company's core software solutions include EnterprisePRO, which was introduced in June 1996, and VitalSuite, which was introduced in November 1997.

  Services revenue consists primarily of revenue earned from professional services. Professional services are generally performed on a "time and expenses" basis and revenue is recognized as the services are performed. The Company also performs a limited number of fixed-price engagements under which revenue is recognized using the percentage-of-completion method of accounting. Provision for estimated losses on such engagements is made during the period in which the loss becomes probable and can be reasonably estimated. To date, such losses have been insignificant. The Company reports professional services revenue net of reimbursable expenses, which are billed to and collected from clients. Services revenue also includes software services revenue. Software services revenue consists of all-inclusive service contracts, which include the right to use software combined with installation, maintenance and support, as well as services for installation, maintenance and support of software licenses sold separately. Prior to fiscal 1998, the Company only offered its EnterprisePRO solution as an all-inclusive contract. Revenue from all-inclusive software service contracts is recognized ratably over the term of the agreement. Services revenue related to installation is generally recognized when the services are complete. Maintenance revenue, which consists of fees for providing updates and user documentation and support services, which provide access to INS' Technical Assistance Center and field support staff, is recognized ratably over the term of the agreement. Payments received in advance of services performed are recorded as deferred revenue.

  License revenue consists principally of revenue earned under software license agreements and under royalty agreements with OEMs. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. For contracts with multiple elements/obligations (e.g. software products, upgrades/enhancements, maintenance, and services), revenue is allocated to each element of the arrangement based on the Company's objective evidence of the fair value as determined by the amount charged when the element is sold separately. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to distributors and resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the distributor or reseller to the end-user customer. Royalty revenue that is contingent upon sale to an end user by OEMs is recognized upon receipt of a report by the Company from the OEM.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as a percent of revenue:

                                                               Three Months Ended                 Nine Months Ended
                                                                   March  31,                         March 31,
                                                                   ----------                         ---------
                                                             1999              1998             1999             1998
                                                             ----              ----             ----             ----
Revenue:
 Services.............................................        89.6%             95.6%            91.1%           96.3%
 License..............................................        10.4               4.4              8.9             3.7
                                                      -------------------------------------------------------------------
  Total revenue                                              100.0             100.0            100.0           100.0
                                                      -------------------------------------------------------------------
Operating expenses:
 Professional personnel...............................        41.3              43.3             41.3            44.4
 Other costs..........................................        12.5              14.6             13.2            14.2
 Cost of license revenue..............................         0.4               0.4              0.3             0.2
 Research and development.............................         2.0               2.2              2.0             2.5
 Sales and marketing..................................        14.5              15.1             15.2            15.2
 General and administrative...........................        12.8              11.5             12.2            11.5
 Acquisition related charges..........................           -                 -              3.3               -
                                                      -------------------------------------------------------------------
   Total operating expenses...........................        83.5              87.1             87.5            88.0
                                                      -------------------------------------------------------------------
Income from operations................................        16.5              12.9             12.5            12.0
Interest and other, net...............................         0.9               1.3              1.0             1.3
                                                      -------------------------------------------------------------------
Income before provision for income taxes..............        17.4              14.2             13.5            13.3
Provision for income taxes............................         6.9               5.7              6.5             5.3
                                                      -------------------------------------------------------------------
Net income............................................        10.5%              8.5%             7.0%            8.0%
                                                      ===================================================================

REVENUE

    Total Revenue. The Company's total revenue increased 79.6% to $82.7 million for the three-month period ended March 31, 1999 from $46.0 million in the same period of the prior year. Total revenue increased 85.9% to $220.9 million for the nine-month period ended March 31, 1999 from $118.8 million in the same period of the prior year. Total revenue increased primarily due to an increase in services revenue. The Company does not believe that these rates of growth are sustainable in future periods.

  Services. Substantially all of the Company's services revenue is derived from fees for professional services. The Company also derives revenue from software services. Software services revenue consists of all-inclusive service contracts, which include the right to use software combined with installation, maintenance and support, as well as services for installation, maintenance and support of software licenses sold separately. Services revenue increased 68.5% to $74.1 million for the three-month period ended March 31, 1999 from $44.0 million in the same period of the prior year. Services revenue increased 75.9% to $201.3 million for the nine-month period ended March 31, 1999 from $114.5 million in the same period of the prior year. Services revenue increased primarily due to an increase in the number and size of professional services projects and, to a lesser extent, due to an increase in average billing rates, and increases in software services.

  License. License revenue consists principally of revenue earned under software license agreements and under royalty agreements with OEMs. License revenue increased 319.1% to $8.6 million for the three-month period ended March 31, 1999 from $2.0 million in the same period of the prior year. License revenue increased 349.8% to $19.7 million for the nine-month period ended March 31, 1999 from $4.4 million in the same period of the prior year. The increase in license revenue resulted from increased sales to new customers and sales to existing customers for new products.

One client accounted for 10.6% of the Company's total revenue for the nine-month period ended March 31, 1999. One client accounted for 10% of the Company's total revenue for the three-month period ended March 31, 1998.

OPERATING EXPENSES

    Professional personnel. Professional personnel expenses consist primarily of compensation and benefits of the Company's employees engaged in the delivery of professional services and software solutions. Professional personnel expenses were $34.2 million and $91.3 million for the three-month and nine-month periods ended March 31, 1999, respectively, compared to $20.0 million and $52.7 million, respectively, for the same periods of the prior year. The increase is primarily due to an increase in the number of network system engineers. As a percent of total revenue, professional personnel expenses decreased to 41.3% for both the three-month and nine-month periods ended March 31, 1999, respectively, from 43.3% and 44.4%, respectively, in the same periods of the prior year. Professional personnel expenses decreased as a percent of total revenue primarily due to the increase in software revenue. As a percent of service revenue, professional personnel expenses increased to 46.1% for the three-month period ended March 31, 1999, from 45.4% in the same period of the prior year. This increase was due to increases in compensation and benefits, primarily matching contributions by the Company under the 401(k) plan, which commenced during the three-month period ended March 31, 1999. Professional personnel expenses, as a percent of services revenue, decreased to 45.3% for the nine-month period ended March 31, 1999, from 46.1% in the same period of the prior year. This decrease was due primarily to an increase in billing rates for professional services.

    Other costs. Other costs consist primarily of travel and entertainment, certain recruiting and professional development expenses, field facilities, depreciation, expensed equipment and supplies related to the delivery of professional services and software solutions. Other costs were $10.3 million and $29.2 million for the three-month and nine-month periods ended March 31, 1999, respectively, compared to $6.7 million and $16.9 million, respectively, for the same periods of the prior year. The increase is primarily due to the increased amount of unbilled travel and entertainment expenses, field facility costs and equipment expenses. As a percent of revenue, other costs decreased to 12.5% and 13.2% for the three-month and nine-month periods ended March 31, 1999, respectively, from 14.6% and 14.2%, respectively, in the same periods of the prior year. This decrease was primarily the result of decreases in recruiting, equipment, unbilled travel and entertainment and field facility expenses as a percent of revenue.

  Cost of license revenue. Cost of license revenue consists primarily of the cost of product components, product duplication, shipping and reproduction of manuals. Cost of license revenue was $278,000 and $631,000 for the three-month and nine-month periods ended March 31, 1999, respectively, compared to $162,000 and $235,000, respectively, for the same periods of the prior year. The increase was due primarily to an increase in the number of software licenses shipped. As a percent of revenue, cost of license revenue was 0.4% and 0.3% for the three-month and nine-month periods ended March 31, 1999, respectively, compared to 0.4% and 0.2%, respectively, for the same periods in the prior year.

  Research and development. Research and development expenses consist of personnel and related costs for product development, enhancements, upgrades, quality assurance and testing. All research and development expenses, including software development costs, are charged to expense as incurred. Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or based on the ratio of current revenue to total projected product revenue, whichever is greater. To date, costs incurred subsequent to achieving technological feasibility and prior to the general commercial release of the software have not been significant. Accordingly, the Company has not capitalized any software development costs. Research and development expenses were $1.7 million and $4.4 million for the three-month and nine-month periods ended March 31, 1999, respectively, compared to $1.0 million and $2.9 million, respectively, for the same periods of the prior year. The increase was a result of increased headcount to support the development of, and enhancements to, software products. As a percent of revenue, research and development expenses were 2.0% for both the three-month and nine-month periods ended March 31, 1999, respectively, compared to 2.2% and 2.5% in the same periods of the prior year.

  Sales and marketing. Sales and marketing expenses consist primarily of compensation (including commissions) and benefits of sales and marketing personnel, and outside marketing expenses. Sales and marketing expenses were $12.0 million and $33.6 million for the three-month and nine-month periods ended March 31, 1999, respectively, compared to $7.0 million and $18.0 million, respectively, for the same periods in the prior year. The increase was due primarily to the growth in the number of sales and marketing employees and an increase in marketing spending. As a percent of revenue, sales and marketing expenses were 14.5% and 15.2% for the three-month and nine-month periods ended March 31, 1999, respectively, compared to 15.1% and 15.2% in the same periods of
the prior year.   The decrease resulted from the increased revenue.

    General and administrative. General and administrative expenses consist of expenses associated with executive staff, finance and administration, corporate facilities, information systems and human resources. General and administrative expenses were $10.6 million and $27.1 million for the three-month and nine-month periods ended March 31, 1999, respectively, compared to $5.3 million and $13.7 million, respectively, for the same periods in the prior year. As a percent of revenue, general and administrative expenses increased to 12.8% and 12.2% for the three-month and nine-month periods ended March 31, 1999, respectively, from 11.5% in each of the same periods of the prior year. The increase was the result of increases in infrastructure across finance, human resources and information services to support the Company's growth.

    Acquisition related charges. The Company incurred approximately $7.2 million in acquisition-related charges, principally in the three-month period ending December 31, 1998. These charges include direct transaction costs primarily for financial advisory services, legal and consulting fees and costs associated with combining the operations of the two companies.

    Interest and other, net. Interest and other, net, consists of interest income. Net interest income was $733,000 and $2.2 million for the three-month and nine-month periods ended March 31,1999, respectively, compared to $577,000 and $1.6 million, respectively, for the same periods in the prior year. Interest income consists primarily of interest on cash, cash equivalents and short-term investments and notes receivable from stockholders. The increase in net interest income reflects higher average investment balances.

    Provision for Income Taxes. Income tax expense represents combined federal and state taxes at an effective rate of 40% for fiscal 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1999, the Company had cash, cash equivalents and investments as follows (in thousands):

                                                                 March 31,              June 30,
                                                                   1999                   1998
                                                            ------------------      -----------------
                                                                (Unaudited)
  Cash and cash equivalents.................................         $34,697                $32,484
  Short-term investments....................................          21,013                 25,319
  Long-term investments.....................................          30,137                 15,198
                                                            ------------------      -----------------
           Total............................................         $85,847                $73,001
                                                            ==================      =================

          Net cash provided by operations for the nine months ended March 31, 1999 was $6.2 million compared to net cash provided by operations of $5.6 million for the comparable period of the prior year. Cash provided by operating activities resulted primarily from net income and increases in accounts payable and accrued expenses offset by a decrease in deferred revenue and an increase in accounts receivable. Although the Company believes its cash collections experience remains within industry standards, the Company's inability to collect for its services on a timely basis in the future could have a material adverse effect on the Company's business, operating results and financial condition. Capital expenditures were $11.0 million during the nine months ended March 31, 1999 compared to $3.6 million for the comparable period of the prior year. Capital expenditures were primarily related to the installation of new internal software as well as capital expenditures related to new office facilities. Cash flow from financing activities of $17.4 million resulted primarily from the proceeds from issuance of common stock related to the exercise of stock options and employee stock purchases under the Company's Employee Stock Purchase Plan. The Company currently has no material capital commitments.

  The Company has a $10 million line of credit with a bank, which expires in February 2000. Borrowings under the line of credit bear interest at the bank's prime rate less one half of one percent, or the Company has the option to borrow at a fixed rate at one and one half percent above the bank's LIBOR for a fixed term of up to three months. Balances outstanding at February 2000 that have been used to fund capital equipment may be converted to a three-year term loan, which provides for the same interest rate option. There were no borrowings under the line of credit at March 31, 1999. The line of credit requires the Company to comply with certain financial covenants. At March 31, 1999, the Company was in compliance with these financial covenants.

  The Company believes that its current cash and investment balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. The Company may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.

YEAR 2000

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

The Company believes its current software products are year 2000 compliant. However, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material cost to the Company.

With respect to its internal information technology systems (including information technology-based office facilities such as data and voice communications, building management and security systems), the Company has formed an ongoing internal review team to address the year 2000 issue. A team of professionals has been engaged in a process to identify and resolve significant year 2000 issues in a timely manner. The process includes an assessment of issues, testing of systems and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's products. Further, based on the exposures found as a result of this review, the team will assess the need to develop a contingency planning effort necessary to support critical business operations. Executive management regularly monitors the status of the Company's year 2000 remediation plans.

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

Our quarterly operating results are uncertain and are likely to fluctuate significantly.

   The underutilization of our network systems engineers may cause our operating results to fluctuate. We derive the majority of our revenue from professional services, which are generally provided on a "time and expenses" basis. We recognize professional services revenue only when network systems engineers are engaged on client projects. In addition, a majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any underutilization of network systems engineers may cause significant variations in our operating results in any particular quarter and could result in losses for such quarter. Factors which could cause such underutilization, include:

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

   A shortfall in software revenue could cause our operating results to decline. We also derive a significant portion of our revenue from the license of our software solutions. Our revenue from software solutions is hard to predict because our license fee revenue is substantially dependent on orders booked and shipped in that quarter and because we generally recognize a substantial portion of our revenue from software solutions in the last month of the quarter. An unanticipated shortfall of sales of our software solutions could harm our operating results, particularly because profit margins are higher on software solutions than on professional services.

   Other factors may cause our operating results to fluctuate. Our revenue and earnings may also fluctuate from quarter to quarter based on a variety of factors, including:

  . an inability to hire and retain sufficient numbers of employees, including network systems engineers, account managers and software engineers;

  . changes in billing rates or product pricing;

  . market acceptance of current and future products;

  . write-offs of billings or services performed at no charge as a result of our failure to meet client expectations, product returns and undetected product errors or failures;

  . claims by our clients arising from actions of our employees which result in damages to our clients' business or otherwise;

  . competition;

  . the development and introduction of new services and products by us and our competitors;

  . the loss of key employees;

  . corporate acquisitions;

  . decrease or slowdown in the growth of the networking industry as a whole;

  . any slowdown in systems and software spending or in general business expansion in connection with year 2000 issues; and

  . general economic conditions.

   In addition, we plan to continue to expand our operations based on sales forecasts by hiring additional network systems engineers, account managers and other employees, investing in new product development and adding new offices, systems and other infrastructure. The resulting increase in operating expenses would harm our operating results if revenue does not increase as much as forecasted.

   We believe that quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on period-to-period comparisons as indications of future performance. In some future quarter, our revenue or operating results may be below the expectations of public market analysts or investors. In that event, the price of our common stock would probably decline.

We depend on a small number of customers for most of our revenues.

   We have historically derived a significant portion of our revenue from a limited number of clients and expect this concentration to continue. In the quarter ended March 31, 1999, ten clients accounted for approximately 46% of revenue. For the nine-month period ended March 31, 1999, one client accounted for approximately 11% of revenue and ten clients accounted for approximately 43% of revenue. We have regularly experienced declines in revenue from clients that have accounted for significant revenue, and we expect to continue to experience these declines in the future. When revenue for one or more significant clients declines in a quarter, we must rapidly redeploy network systems engineers to other projects in order to minimize the underutilization of employees. If we are unable to do so, our business, operating results and financial condition could suffer.

Our customers are generally able to reduce or cancel their contracts.

   Our clients are generally able to reduce or cancel their use of our professional services without penalty and with little or no notice. As a result, we believe that the number and size of our existing projects are not reliable indicators or measures of future revenue. When a client defers, modifies or cancels a project, if we are not able to rapidly redeploy network systems engineers to other projects in order to minimize the underutilization of employees, our business, operating results and financial condition could suffer.

We face risks associated with our software solutions.

   Development and introduction risks. The market for our software solutions is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The introduction of software products embodying new technologies and the emergence of new industry standards can render existing software products obsolete and unmarketable. The life cycles of our software solutions are difficult to estimate. As a result, our future success will depend, in part, upon our ability to continue to enhance our existing software solutions and develop and introduce in a timely manner new software solutions that keep pace with technological developments, satisfy customer requirements and achieve market acceptance. We cannot be certain that we will successfully identify new software product opportunities and develop and bring new software products to market in a timely and cost-effective manner, or that software products, capabilities or technologies developed by others will not render our software products or technologies obsolete or noncompetitive or shorten the life cycles of our software products. If we are unable to develop on a timely and cost-effective basis new software products or enhancements to our existing products, or if such new products or enhancements do not achieve market acceptance, our business, operating results and financial condition will suffer.

   Risk of product "bugs." Software products as complex as ours frequently contain undetected errors or "bugs" when first introduced or when new versions are released that, despite testing by use, are discovered only after a product has been installed and used by customers. There can be no assurance that errors will not be found in our software solutions or that such errors will not result in delay or loss of revenue, diversion of development resources, damage to our reputation or impaired market acceptance of these products, which could harm our business, operating results and financial condition.

Our success depends on our ability to attract and retain qualified network systems engineers.

   Our future success will depend in large part on our ability to hire, train and retain network systems engineers who together have expertise in a wide array of network and computer systems and a broad understanding of the industries we serve. Competition for network systems engineers is intense, and we cannot be certain that we will be successful in attracting and retaining such personnel. In particular, competition is intense for the limited number of qualified managers and senior network systems engineers. We have experienced, and may in the future experience, high rates of turnover among our network systems engineers. Our inability to hire, train and retain a sufficient number of qualified network systems engineers could impair our ability to adequately manage and complete our existing projects or to obtain new projects, which, in turn, could harm our business, operating results and financial condition. In addition, we have experienced, and may in the future experience, increasing compensation costs for our network systems engineers. Our inability to recover increases in compensation of network systems engineers through higher billing rates or to reduce other expenses to offset such increases, could harm our business, operating results and financial condition.

Our success depends on our development of new business and our ability to attract and retain qualified account managers.

   Our future success will also depend in large part on the development of new business by our account managers, who solicit new business and manage relationships with existing clients. As a result, our success will depend on our ability to attract and retain qualified account managers who have an understanding of our business and the industry it serves. Competition for account managers is intense and we have experienced, and may in the future experience, high rates of turnover among our account managers. In addition, integration of new account managers into our business can be lengthy. Our inability to attract and retain a sufficient number of account managers or to integrate new account managers into our operations on a timely basis could harm our business, operating results and financial condition.

We must effectively manage the growth of our operations.

   We have experienced a period of rapid revenue and client growth and an increase in the number of employees and offices and in the scope of our supporting infrastructure. We do not believe this rate of growth is sustainable. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain on our management and operating and financial systems. We will have to continue to hire management personnel and improve our systems on a timely basis and in the manner necessary to accommodate any increase in the number of our transactions and clients, any increase in the size of our operations and any introduction of new products and services. Our management or systems may not be adequate to support our existing or future operations, particularly as we expand internationally. Any failure to implement and improve our systems or to hire and retain appropriate personnel to manage our operations would harm our business, operating results and financial condition.

We face intense competition.

   Our industry is comprised of a large number of participants and is subject to rapid change and intense competition. With respect to professional services, we face competition from system integrators, value-added resellers, local and regional network services firms, telecommunications providers, network equipment vendors, and computer systems vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition, and generate greater service revenue than we do. With respect to software solutions, we face competition from companies such as Concord Communications, Desktalk Systems and Compuware, some of which have significantly greater financial, technical and marketing resources and greater name recognition, and generate greater revenue than we do. We have faced, and expect to continue to face, additional competition from new entrants into our markets, many of which are well established in the software industry and have greater financial resources. Increased competition could result in price reductions, fewer client projects, underutilization of employees, reduced operating margins and loss of market share, any of which could harm our business, operating results and financial condition. We cannot be sure that we will be able to compete successfully against current or future competitors. Our failure to compete successfully would harm our business, operating results and financial condition.

We face risks from expansion of our international operations.

   A component of our long-term strategy is to expand into international markets. We have offices in the United Kingdom, the Netherlands, Germany and Canada. We expect to generate an increasing proportion of our revenue from international operations. The revenue generated from international operations may not be adequate to offset the expense of establishing and maintaining these foreign operations, and if revenue does not materialize as anticipated, our business, operating results and financial condition could suffer. We cannot be certain that we will be able to successfully market, sell and deliver our services in international markets.

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

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

  . potentially adverse tax consequences.

   One or more of these factors could harm our future international operations and our business, operating results and financial condition. In addition, we may not be able to compete effectively in these markets.

Our relationship with Cisco Systems is subject to risks.

   Although we are a vendor independent provider of network services, we have a significant relationship with Cisco and believe that maintaining and enhancing this relationship is important to our business, due to Cisco's leading position in the large scale enterprise internetworking market. Cisco develops, manufactures, markets and supports high-performance, multiprotocol internetworking systems that link geographically dispersed local area networks and wide area networks. We have entered into direct relationships with clients as a result of referrals from Cisco and provide services directly to Cisco, primarily as a subcontractor. Cisco is a shareholder of ours, and an officer of Cisco is a member of our Board of Directors. We cannot be certain that our relationship with Cisco will not deteriorate or that Cisco will not establish strategic relationships with other companies or develop internal capabilities competitive with our business. Any deterioration in our relationship with Cisco could harm our business, operating results and financial condition. In addition, should our relationship with Cisco be perceived as compromising our ability to provide unbiased solutions, our relationship with existing or potential clients could suffer.

We face liability risks from the actions of our employees and the license of our software products.

   We are subject to claims by our clients for the actions of our employees arising from damages to our clients' business or otherwise. In selling certain products, we rely on "end user" licenses that are not signed by licensees and it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. For these and other reasons, the limitation of liability provisions contained in our license agreements may not be effective. A successful liability claim brought against us as a result of the actions of our employees or the license of our software products could harm our operating results.

We may be unable to adequately protect our intellectual property.

   Our success depends in part on our information technology, only some of which is proprietary to us, and other intellectual property rights. We rely on a combination of nondisclosure and other contractual arrangements, technical measures, copyrights, patents and trade secret and trademark laws to protect our proprietary rights. We also try to protect our software, documentation and other written materials under trade secret and copyright laws. In selling certain products, we rely on "end user" licenses that are not signed by licensees and such licenses may be unenforceable under the laws of certain jurisdictions. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. The steps we have taken to protect our proprietary rights may not be adequate to protect our intellectual property and we cannot be certain that third parties will not infringe or misappropriate our patents, copyrights, trademarks, trade dress and similar proprietary rights.

We may be unable to deter misappropriation of our proprietary information and the proprietary information of our clients.

   We enter into confidentiality arrangements with our employees and attempt to limit access to and distribution of our proprietary information and the proprietary information of our clients. The steps we have taken in this regard may not be adequate to deter misappropriation of proprietary information and we may not be able to detect unauthorized use or take appropriate steps to enforce intellectual property rights. If we are not successful in our efforts to protect our proprietary information and the proprietary information of our clients, our business, financial condition and operating results could suffer. In addition, policing unauthorized use of our products is difficult, and we cannot determine the extent to which piracy of our software exists.

We may infringe the intellectual property rights of others.

   We may receive communication in the future from third parties or clients asserting that we have infringed or misappropriated the proprietary rights of such parties. We expect that software developers will increasingly be subject to infringement claims as the number of products and the number of competitors in our industry segment grows and the functionality of products in other industry segments overlaps that of our products. Any such claims, with or without merit, could be time consuming, result in costly litigation and divert technical and management personnel, result in delays of product shipments, require us to develop non-infringing technology or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. If a claim of infringement or misappropriation against us is successful and we fail to or cannot develop non-infringing technology or license the infringed, misappropriated, or similar technology, our business, operating results and financial condition could suffer.

We face risks associated with acquisitions.

   We have recently acquired VitalSigns Software, and we may make additional acquisitions of, or significant investments in, complementary companies, products or technologies. Any such acquisitions will be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others:

  . the difficulty associated with assimilating the personnel and operations of acquired companies;

  . the potential disruption of our ongoing business;

  . the distraction of management and other resources;

  . the inability of management to maximize our financial and strategic position through the successful integration of acquired personnel, technology and rights;

  . the maintenance of uniform standards, controls, procedures and policies;
    and

  . the impairment of relationships with employees, partners and clients as a result of the acquisition.

   We cannot be certain that we will be successful in overcoming these risks or any other problems encountered in connection with any acquisitions. Any such problems encountered in the transition and integration process could harm our business, operating results and financial condition.

We face risks associated with the year 2000.

   As a result of the year 2000 issue, we face risks including:

  . Demand for our services and products may decrease as current and potential clients reduce their spending on software and systems during the second half of 1999 and into the year 2000 due to concerns or issues they anticipate or experience in connection with the year 2000;

  . Our internal systems may experience year 2000-related problems which may significantly disrupt our operations, including a temporary inability to process transactions or engage in normal business activities; and

  . Our clients who experience year 2000 problems with their systems may claim that our software products which they use are not Year 2000 compliant or that our employees who performed services for them are responsible for the year 2000 problems and, as a result, we could be required to provide extensive technical support or services or we could become involved in costly and/or protracted litigation.

   The occurrence of any of the above events as well as other year 2000-related problems could cause significant diversion of our management and financial resources and could harm our business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk was addressed in Item 7 of the Company's Form 10-K for the fiscal year ended June 30, 1998. There has been no material change to that information required to be disclosed in this Form 10-Q filing.

                          PART II -- OTHER INFORMATION


ITEM 1 - 5  NOT APPLICABLE


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:
              10.8 1998 Non Statutory Stock Option Plan, as amended.
              27.1 Financial Data Schedule

(b)   Reports on Form 8-K:
              The Company filed the following Reports on Form 8-K during the quarter ended March 31, 1999:

                  On December 29, 1998, the Company filed a Report on Form 8-K dated December 28, 1998 in connection with the reincorporation of INS California in the State of Delaware.

                  On March 11, 1999, the Company filed a Report on Form 8-K
               dated March 4, 1999 in connection with the three-for-two stock split.

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


Date: May 12, 1999