Form 10-K
period 1999-06-30
INTERNATIONAL NETWORK SERVICES
filed 1999-08-27
CIK 889085

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                  Commission File Number
         June 30, 1999                                 0-21131

                        INTERNATIONAL NETWORK SERVICES
            (Exact name of registrant as specified in its charter)

                Delaware                                   77-0289509
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                  1213 Innsbruck Drive, Sunnyvale, CA  94089
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (650) 318-1000

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $0.001 par value per share
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of August 17, 1999, there were 57,355,904 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on August 17, 1999) was approximately $2,059,690,925. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has not incorporated any documents by reference in this Form 10-K.

                   International Network Services Form 10-K
                    For the Fiscal Year Ended June 30, 1999

                               Table of Contents

Part I

     Item      1.   Business
     Item      2.   Properties
     Item      3.   Legal Proceedings
     Item      4.   Submission of Matters to a Vote of Security Holders

Part II

     Item      5.   Market for the Company's Common Stock and Related
                    Stockholder Matters
     Item      6.   Selected Financial Data
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item      7A.  Quantitative and Qualitative Disclosure About Market Risk
     Item      8.   Financial Statements and Supplementary Data
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

     Item      10.  Directors and Executive Officers of INS
     Item      11.  Executive Compensation
     Item      12.  Security Ownership of Certain Beneficial Owners and
                    Management
     Item      13.  Certain Relationships and Related Transactions

Part IV

     Item      14.  Exhibits, Financial Statements Schedule, and Reports on Form
                    8-K

                    Exhibit Index
                    Signatures
                    Financial Statement Schedule

PART I

ITEM 1.   BUSINESS


     The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward-looking statements as a result of the risks set forth in the following discussion and, in particular, the risks discussed below under the captions "Risks Related to the Proposed Lucent Merger" and "Risk Factors that May Affect Operating Results."

General

     International Network Services ("INS" or the "Company") is a global provider of network consulting and software solutions. The Company provides professional services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex network technologies and multi-vendor environments. Areas of expertise include wide area networks ("WANs"), network management, network and host security, high-performance local area networks ("LANs"), and virtual LANs ("VLANs"). The Company believes that it is able to provide unbiased assessments and optimal solutions for its clients. The Company offers its services on a long or short-term basis in any or all phases of the network life cycle. The Company's services are particularly well suited to clients who out-task a portion of their information technology infrastructure. The Company serves its professional services clients, many of which have multi-location networks, through its network systems engineers in 43 offices worldwide. In addition, through its INSoft division, the Company offers application and network performance management software products and software services. As of June 30, 1999, the Company employed 2,169 persons, including 1,580 network systems engineers and managers.

Recent Developments

     On August 9, 1999, the Company entered into an agreement and plan of merger with Lucent Technologies Inc. ("Lucent"), pursuant to which each outstanding share of INS Common Stock will be exchanged for 0.8473 shares of Lucent Common Stock, and each outstanding option or warrant to purchase INS Common Stock will be converted into an option or warrant to purchase Lucent Common Stock (adjusted for the exchange ratio). The proposed merger is expected to be accounted for as a pooling of interests and is expected to close in the quarter ending December 31, 1999, subject to standard conditions, including regulatory approvals and approval by INS stockholders.

     Effective August 26, 1999, pursuant to a Preferred Shares Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, the Company's Board of Directors declared a dividend of one right (a "Right") to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock, $0.001 par value ("Series A Preferred"), for each outstanding share of Common Stock of the Company. The dividend is payable on September 7, 1999 to stockholders of record as of the close of business on that date. The Rights are not currently exercisable. Under certain conditions, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of Three Hundred Dollars ($300.00) (the "Exercise Price"), subject to adjustment. If an acquirer obtains 15% or more of the Company's Common Stock, other than any action taken by Lucent pursuant to the agreement and plan of merger, (any such acquirer, an "Acquiring Person"), then each Right (other than Rights owned by an Acquiring Person or its affiliates) will entitle the holder thereof to purchase, for the Exercise Price, a number of shares of the Company's Common Stock having a then current market value of twice the Exercise Price. If, after an Acquiring Person obtains 15% or more of the Company's Common Stock, (a) the Company merges into another entity, (b) an acquiring entity merges into the Company or (c) the Company sells more than 50% of the Company's assets or earning power, then each Right (other than Rights owned by an Acquiring Person or its affiliates) will entitle the holder thereof to purchase, for the Exercise Price, a number of shares of Common Stock of the person engaging in the transaction having a then current market value of twice the Exercise Price. Under certain conditions, the rights may be redeemed by the Company's Board of Directors, in whole, but not in part, at a price of $0.01 per right. The rights have no voting privileges and will attach to and automatically trade with the Company's Common Stock. The rights expire on the earlier of August 26, 2009, the exchange or redemption of the rights, or the effectiveness of the Lucent merger.

Background

     Networking Industry

     The network services market is growing rapidly, primarily due to the increase in the number, size and complexity of networks, resulting from the growth of the Internet and electronic commerce, and the convergence of voice and data. Furthermore, the tools available to manage today's networks are very complex. This market evolution, rapid technological change and increasing complexity have made it difficult for enterprises and telecommunications service providers to implement and manage their large multi-vendor network environments, creating increased demand for third-party network services.

     Growth of Networking and Convergence

     The growth in data networking is a major trend, as is its anticipated convergence with established voice networking. Convergence brings together voice, data and video onto a single network using internet protocol (IP) technology. Data networking services have grown from a fraction of the overall communications market to the point where they are generally expected to equal and then substantially exceed the voice market segment. Significant drivers of this growth are:

- the global expansion and use of the Internet for commercial and consumer purposes;
- the development of corporate intranets and the use of IP-based solutions for internal communications within a particular business, and the provisioning of remote access to these networks for employees;
- the emerging areas of electronic commerce and the growth in IP-based networks linking companies and their employees with partners, vendors, other enterprises, and customers;
- the emergence of bandwidth intensive applications such as multimedia conferencing, telemedicine, distance learning; and
- the further deployment of business applications built on the client server and local-area computing infrastructures developed in the last decade

     The amount of data generated by these applications combined with the larger number of users connected to networks has increased traffic and placed higher demand on networks. In this environment, companies that have the most responsive and reliable information systems networks will have a competitive advantage.

Network Complexity

     As network traffic has grown, the technology underlying networks has become increasingly complex. Network hardware and software companies are rapidly developing sophisticated new technologies such as routers, switches utilizing asynchronous transfer mode ("ATM") technology and VLANs to accommodate the increase in data traffic.

     The implementation of these technologies requires significant expertise. In addition, the complexity of networks is magnified by the need to integrate these new technologies with legacy network systems. As a result, it is increasingly difficult for network managers to ensure the reliability, performance and security of these large, heterogeneous networks. Furthermore, the tools available to manage today's networks are themselves very complex and require investments in hardware, software, personnel and training. To ensure the reliability and performance of these networks, and the business applications that run on them, clients are increasingly relying on network and applications performance management software.

     Although companies have attempted to develop the necessary expertise, this rapid technological change and increasing complexity have made it difficult for companies to implement and manage their large multi-vendor network environments. In addition, to remain competitive, companies are increasingly focused on their core business competencies and often turn to third-party service providers for non-core functions, such as those related to their computing environments. While some companies "out-source" their entire computing environment, an increasing number of companies are pursuing an approach to more actively manage their computing environments by "selectively out-sourcing" or "out-tasking" only a limited set of services. The rapid technological changes in networking and the move to out-tasking have created increased demand for third-party network services.

     To date, it has been difficult for businesses to find adequate third-party solutions for their complex network services needs. Although there are many suppliers of network services, few focus on services for complex multi-vendor networks. For example, some computer systems and network equipment vendors provide services; however, they focus on distributing their own products and often lack the skills to implement solutions in multi-vendor environments. Systems integrators and value-added resellers ("VARs") have historically focused on legacy computing environments and often do not have sufficient expertise in distributed client/server network environments. Telecommunications providers are often called upon to provide complex multi-vendor data network services as part of total communication solutions; however, they often do not have adequate or available expertise and therefore often look to other third-party service providers for complex network services.

INS Solution

     INS is a global provider of network consulting and software solutions for complex networks. The Company provides services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex network technologies and multi-vendor environments. The Company believes that it is able to provide unbiased assessments and optimal solutions for its clients. In addition, the Company provides a focused, flexible approach to assisting clients in any or all phases of the network life cycle. The Company's services are particularly well suited to out-tasking. The Company has developed an on-line solutions resource, Knowledge Network, through which the Company's network systems engineers communicate and collaborate to provide solutions to clients' complex communications network needs. In addition to professional services, through its INSoft division, INS offers application and network performance management software products and services for monitoring, managing and optimizing application-ready networks. The Company is leveraging its expertise in complex networks to develop software solutions that provide clients with a comprehensive and detailed view into network and application performance. The Company serves its clients, many of which have multi-location networks, through its network of 43 offices worldwide.

Strategy

     The Company's objective is to become the premier global provider of services and software solutions for complex networks. To achieve its objective, the Company is pursuing the following strategies:

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

     Expand Client Base in Existing and New Markets. The Company's strategy is to expand its presence in the geographic markets it currently serves and to enter new markets where it views the opportunity as attractive. The Company currently offers its services and software through a network of 43 offices in the United States, Canada, the United Kingdom, Germany and Amsterdam. The Company believes that a broad presence will strengthen its competitive position within the network services and software markets and enable it to better service its clients and enter new markets worldwide.

     Attract and Retain High Quality Network Systems Engineers. The Company believes that its network systems engineers are critical to its success. The Company's strategy is to continue to attract and retain the most qualified network systems engineers by providing a rich environment and culture and by offering professional development and financial opportunities. The Company generally recruits network systems engineers that have significant technical expertise and offers them professional training as well as the opportunity to accelerate their career development by working on difficult problems and collaborating with other network systems engineers to implement sophisticated technology in complex networks. The Company promotes its corporate culture with stated values that encourage employees to be their best, work as a team and continually learn. The Company intends to continue to build its worldwide recruiting organization and to invest heavily in training and development.

     Expand Software Solutions. Through its INSoft Division, the Company intends to leverage its expertise in complex networks by continuing to develop new software products and enhance existing products to generate software license fees and software services.

     Develop and Expand Corporate Infrastructure. The Company believes that its corporate infrastructure provides it with a competitive advantage in delivering services and software while enabling it to expand its operations. This infrastructure includes functions, such as recruiting, training and professional development, collaboration tools, such as Knowledge Network, and management information systems to give management the information necessary to make timely and accurate decisions. The Company believes that by continuing to develop and refine its employee recruiting and training infrastructure, strengthening its operational management reporting systems and controls, and expanding its information resources, it will be well-positioned to deliver high quality network services and software solutions and support growth in its operations.

     Pursue Strategic Acquisitions. The Company intends to research, and if appropriate, pursue acquisitions some of which may include expanding within existing markets, entering new markets, increasing the range of services, adding industry and technical expertise, and/or acquiring technology that can be used in software solutions.

     No assurance can be given that the Company will be able to implement its strategy or achieve its objectives. See "Risk Factors That May Affect Operating Results."

Professional Services and Software Solutions

     The Company provides professional services and technology expertise for all phases of the network life cycle and provides applications and network performance management software solutions.

 Professional Services

     The Company had 1,580 network systems engineers and managers engaged in providing services for complex networks as of June 30, 1999. The Company has both the breadth of expertise required to support the full life cycle of a network, which includes planning, design, implementation, operations and optimization, and the depth of expertise required to address complex and rapidly changing technology. The Company offers its services on a long or short-term basis in any or all phases of the network life cycle. The Company's services maximize flexibility in meeting customer requirements, offer added value, and can be clearly described and presented.

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

     The Company's services are provided either as discrete projects or as part of ongoing relationships. Project content and scope range from simple task-oriented engineering and value-added implementation efforts to large-scale programs involving multiple resources across several client locations. The Company generates revenue from its professional services generally on a time and expenses basis; however, some projects are delivered on a fixed-price basis. The success of the Company's business will depend on the Company's ability to fulfill the increasingly sophisticated needs of its clients. The Company's clients are generally able to reduce or cancel their use of the Company's services without penalty and with little or no notice. See "Risk Factors That May Affect Operating Results."

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

     Network Planning. The network planning phase of the network life cycle focuses on providing clients with strategic and tactical reviews of their current network operations and future network requirements. Network planning services encompass a number of critical planning elements:

-  Defining client business requirements
-  Developing strategic information architectures
-  Performing network baseline audits
- Preparing capacity plans for the physical network, logical transport and services
-  Selecting preferred technology
-  Conducting network security audits and planning

     Network Design. The network design phase includes services that assist in the design of physical, logical and operational information infrastructures. These services involve detailing the network specifications and implementation tactics necessary to achieve clients' business objectives. The Company generates a set of working papers that identify the specific technologies to be used and how these technologies will be configured and implemented. These services also take into consideration how the new technology will integrate into the client's existing hardware and software and how it will be managed on an ongoing basis. Examples of services provided by the Company in the network design phase include:

-  Defining functional requirements
-  Developing multi-vendor integration plans
-  Preparing technical design documentation
-  Developing engineering specifications and documents
-  Preparing Request for Proposal specifications or other make/buy criteria
-  Providing detailed component purchasing lists

     Network Implementation. The network implementation phase includes high value-added network services, such as internet protocol (IP) addressing and router configuration, and, to a much lesser extent, traditional system integrator functions, such as hardware installation. The Company believes it has expertise in integrating new systems without disrupting ongoing business operations, thereby adding value and reducing risk to clients. The Company customizes an implementation plan for each client, which may include the following activities:

-  Project management
-  Integrating new hardware and software products and systems
-  Building network operations and management centers
-  Re-configuring and upgrading network devices, systems and facilities
- Implementing installation documentation, conformance testing and compliance certification

     Network Operations. The network operations phase includes ongoing tasks necessary to keep the client's network fully operational. The Company has experience in delivering operations services to a range of clients, including those with newer client/server networks running both Internet (TCP/IP) and workgroup (Novell and Microsoft) protocols intermingled with legacy (SNA) networks. Specific operations activities are delivered according to individual client requirements drawing from a well-understood set of operating practices. Examples of these practices include:

- Network administration, including management of user accounts, service levels, and client administrative or accounting practices
- Network utilization analysis, involving ongoing measurement of network activity against established network baselines
- Ongoing management of documentation, including physical assets, logical topologies, policies and procedures
- Network troubleshooting, involving fault detection, isolation, repair and restoration
- Alarm management, including setting of alarm levels, cross-correlation, problem diagnosis and dispatch of service resources
- Network backup, including design and supervision of backup processes and policies, and exercise of disaster recovery procedures
- Routine moves, additions, and changes to network elements, infrastructure and services

     Network Optimization. The network optimization phase involves maximizing the rate of return of communications network investments on behalf of the client by such methods as reducing operating costs and increasing network utilization. Although optimization may be viewed as a separate stage of the network life cycle, optimization is closely linked with the other phases of the network life cycle. Optimization services can be long-term in nature, address issues such as cost containment and utilization, and are often aimed at optimizing LAN infrastructure. These services can also be packaged as discrete projects, designed to present alternatives for optimization of workgroup, departmental, building, or campus network investments. Finally, the Company can assist in optimizing "logical" networks, wherein the Company addresses a protocol, service or application operating in the larger context of the client's network. Examples of the Company's network optimization services include:

-  Recommendations for efficient allocation of bandwidth
- Network traffic analysis, identification of bottlenecks and recommendations for change
-  Network process re-engineering
- Knowledge transfer to client operations personnel on topics, such as basic practices, or operation of network management tools and stations

Technology Expertise

     The Company has developed expertise in a number of areas, including WANs, network management, network and host security, high performance LANs and VLANs.

     Wide Area Networks. Wide area network design and optimization has special value in multi-protocol, multi-vendor network environments. The Company has substantial expertise in the design and optimization of shared transport TCP/IP and SNA networks, including emerging and legacy networking disciplines that span more than 20 years of network technology. Subject matter expertise includes commercial transport technologies (frame relay, ATM, T1/T3 leased lines with HDLC, SONET, SMDS, ISDN, and X.25), interior and exterior routing protocols (IGRP, EIGRP, CIDR, BGP-4, OSPF, RIP, and RIPv2), and commonly used network protocols ( TCP/IP, SNA, IPX, Apple, DECnet, VINES).

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

     High Performance Local Area Networks and Virtual Local Area Networks. Consulting on design and implementation of high-performance LANs and VLANs requires maintaining state of the art expertise on a broad array of topics. The Company has expertise in switching technology and products, performance tuning, ATM technology and applications, ATM migration, full-duplex LANs, and other high-speed LAN components.

Software Solutions

     The VitalSuite Product Family

     The Company has leveraged its expertise in complex networks to develop applications and network performance management software solutions. The VitalSuite product family delivers solutions that allow information technology professionals, executives, and network managers to monitor, measure, and manage their business-critical applications, as well as the networks that support those applications. The product suite consists of four main components and various extensions which, working together, deliver top-to-bottom visibility into mission-critical network and application operations.

     EnterprisePRO.  EnterprisePRO is a web-based network performance management
     -------------
solution which continuously tracks the utilization rates of key elements of a global enterprise network, from frame relay circuits to wide area networks and associated local area networks. EnterprisePRO's high-performance multi-threaded polling engine enables clients to quickly identify network performance trends, troubleshoot problems, anticipate bottlenecks, and properly budget and plan for network upgrades and expansion.

     VitalAgent.  VitalAgent is a powerful software agent that resides on
     ----------
desktops throughout the enterprise to monitor interactions between the desktop and the server. Data is analyzed, condensed, and forwarded to centralized server-based products, where it is aggregated with other VitalAgent data to provide an overview of application performance.

     VitalAnalysis.  VitalAnalysis uses VitalAgent data to show how the desktop,
     -------------
the network, servers and business applications are performing as a unit. VitalAnalysis provides a valuable tool for monitoring and verifying corporate service level agreements.

     VitalHelp.  VitalHelp is a real-time fault detection and troubleshooting
     ---------
tool that enables help desk personnel to identify and fix application performance problems quickly. VitalAgent reports problems directly to VitalHelp in real time and from anywhere in the enterprise.

     The Company believes that its professional services and software solutions complement one another. The cumulative expertise of the Company's professional services staff provides valuable information upon which future software solutions may be based. Software solutions are designed to build and maintain client relationships and may provide opportunities for additional professional services.

Knowledge Network

     Knowledge Network is the Company's on-line solutions resource. Knowledge Network combines the Company's proprietary information stored in a document management system, a library of industry and manufacturer product information and specifications, periodicals, databases and CDs from vendors providing additional technical support, and a means by which the Company's network systems engineers can communicate and collaborate in resolving clients' complex network issues. Network problems encountered by INS network systems engineers and the ultimate solutions are catalogued and stored on a confidential central database for use by INS network systems engineers and management only. INS network systems engineers are able to query the Knowledge Network for precedents, conversation threads and other possible solutions for difficult network issues and can send e-mail through the Knowledge Network to other INS network systems engineers for assistance in resolving these issues. Knowledge Network enables the Company to leverage the collective talents and experience of network experts in the organization to provide clients with proven and cost-effective solutions to their network services needs. The Company believes that the Knowledge Network provides it with a competitive advantage over other network services providers.

Clients

     The Company performs professional services for a variety of clients across a broad range of industries. The Company has derived a significant portion of its revenue from a limited number of large clients and expects this concentration to continue. No one client accounted for more than 10% of revenue in fiscal 1997, 1998 or 1999. See "Risk Factors That May Affect Operating Results."

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

     The Company markets its professional services directly to large end-user clients who have chosen to out-task network services, and indirectly through third parties, including large telecommunications carriers, systems integrators, hardware and software vendors, and VARs. The Company's announcement of the proposed merger with Lucent may be perceived as compromising the Company's ability to provide unbiased solutions and has already had and may in the future have an adverse effect on the Company's relationships with significant clients and strategic partners. For example, the Company had developed a significant relationship with Cisco Systems, Inc. ("Cisco"), a competitor of Lucent, and had entered into direct relationships with clients as a result of referrals from Cisco and had provided services directly to Cisco primarily as a subcontractor. As a result of the announcement of the merger, Cisco has terminated existing agreements with the Company and will likely cease referring clients and subcontracting work to the Company.

     The Company's VitalSuite software solutions are marketed primarily through the Company's account managers and secondarily through OEMs and resellers. Generally, VitalSuite resellers will identify potential clients and negotiate the services contracts and are responsible for installation and first level support of the client. The success of these relationships will depend in part on the level of commitment and effort of these resellers. Software solutions may be sold under the Company's name or under a private label of the reseller.

     The Company's clients are generally able to reduce or cancel their use of the Company's services without penalty and with little or no notice. As a result, the Company believes that the number and size of its existing projects are not reliable indicators or measures of future revenue. The Company has in the past provided, and is likely in the future to provide, services to clients without a written commitment or contract. When a client defers, modifies or cancels a project, the Company must be able to rapidly redeploy network systems engineers to other projects in order to minimize the under-utilization of employees and the resulting adverse impact on operating results. In addition, the Company's operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in progress. As a result, any termination, significant reduction or modification of its business relationships with any of its significant clients or with a number of smaller clients could have a material adverse effect on the Company's business, operating results and financial condition.

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

Software Product Development

     The Company believes that product and technology leadership is critical to long-term success in the software market in which it competes. Timely development of new software products and enhancements to existing software products are essential to maintain its competitive position in the market. The network and applications performance management software market is characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions.

     The Company's research and development staff consisted of 47 employees as of June 30, 1999. The Company's total research and development expenses were approximately $2.3 million, $4.2 million, and $6.3 million for the years ended June 30, 1997, 1998 and 1999, respectively.

     There can be no assurance that such development efforts will result in products, features or functionality, or that the software products, features or functionality that are developed will be accepted by the market. If the Company is unable to develop on a timely and cost-effective basis new software products or enhancements to its existing products, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results and financial condition could suffer.

Human Resources

     The Company believes that its success in recruiting and retaining experienced, highly-qualified and highly-motivated personnel will depend in part on its ability to provide a rich environment and culture and to offer professional development and financial opportunities. As of June 30, 1999, the Company employed 2,169 persons, including 1,580 network systems engineers and managers.

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

     Corporate Culture. The Company believes that developing a rich environment and culture is critical to its success in achieving its mission of becoming the premier provider of services for complex networks. The Company actively fosters a set of basic values, which were developed by its employees. These values include a dedication to being the best, respecting others and working as a team, continuous learning and development, trustworthiness and empowerment. The Company encourages employees to use these values in daily decision making and balance the interests of clients, stockholders and employees to maximize long-term Company value. The Company believes that its growth and success are attributable in large part to its high-caliber employees and the Company's adherence to these values.

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

     Compensation. The Company believes that by linking employee compensation to the success of the Company through its incentive compensation programs, the Company encourages an owner attitude which the Company believes results in decisions that maximize the Company's value and employee retention. The Company's compensation package consists of a combination of salary, performance-based incentive compensation, stock options and benefit plans.

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

     The Company's future success will depend in large part on its ability to hire, train and retain network systems engineers who together have expertise in a wide array of the network and computer systems and a broad understanding of the industries the Company serves. Competition for network systems engineers is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In particular, competition is intense for the limited number of qualified managers and senior network systems engineers. The Company has experienced, and may in the future experience, high rates of turnover among its network systems engineers. As a result of the announcement of the Company's proposed merger with Lucent, competitors have been recruiting the Company's network system engineers and the Company's employee turnover rate will be higher in the current quarter than in past quarters. In addition, the recruiting cycle may take longer due to uncertainties regarding the merger. Any inability of the Company to hire, train and retain a sufficient number of qualified network systems engineers could impair the Company's ability to adequately manage and complete its existing projects or to obtain new projects, which, in turn, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company has experienced, and may in the future experience, increasing compensation costs for its network systems engineers. Any inability of the Company to recover increases in compensation of network systems engineers through higher billing rates or to reduce other expenses to offset such increases, could harm our business, operating results and financial condition.

Competition

     The network services industry is comprised of a large number of participants and is subject to rapid change and intense competition. With respect to professional services, the Company faces competition from system integrators, VARs, local and regional network services firms, telecommunications providers, network equipment vendors, and computer systems vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition and generate greater service revenue than does the Company. With respect to software solutions, the Company also faces competition from companies such as Computer Associates, Concord Communications, Desktalk Systems and Compuware, some of which have significantly greater financial, technical and marketing resources, greater name recognition, and generate greater revenue than the Company. The Company has faced, and expects to continue to face, additional competition from new entrants into its markets, many of which are well established in the software industry and have greater financial resources. In addition, Cisco recently announced that it was making a large investment in KPMG LLP's consulting business and Cisco has made investments in several private companies which provide network services. Increased competition could result in price reductions, fewer client projects, under-utilization of employees, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors. The failure of the Company to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company believes that the principal competitive factors in the markets in which it competes include the nature of the services offered, quality of service, client responsiveness, marketing, management, corporate culture, client relationships, knowledge base, infrastructure, software product development and price. The Company believes it competes favorably with respect to these factors. The Company believes that its focus, depth and breadth of expertise and experience, infrastructure and management distinguish it from its competitors.

Intellectual Property

     The Company's success is dependent in part on its information technology, some of which is proprietary to the Company, and other intellectual property rights. The Company relies on a combination of nondisclosure and other contractual arrangements, technical measures, and trade secret and trademark laws to protect its proprietary rights. The Company also tries to protect its software documentation and other written materials under trade secret and copyright laws. In selling certain products, the Company relies on "end-user" licenses that are not signed by licensees and such licenses may be unenforceable under laws of certain jurisdictions. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. The steps the Company has taken to protect its proprietary rights may not be adequate to protect its intellectual property and the Company cannot be certain that third parties will not infringe or misappropriate its patents, copyrights, trademarks, tradedress and similar proprietary rights.

     In addition, the Company may be unable to deter misappropriation of its proprietary information and the proprietary information of its clients.

     The Company enters into confidentiality agreements with its employees and attempts to limit access to and distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use or take appropriate steps to enforce intellectual property rights. If the Company is not successful in its
efforts to protect its   proprietary information and the proprietary information
of its clients, its business, financial condition and operating results could suffer. In addition, policing unauthorized use of its products is difficult, and the Company cannot determine the extent to which its software has been misappropriated.

ITEM 2.   PROPERTIES

     The Company's principal administrative, sales, marketing and service development facilities are located in approximately 102,321 square feet in four buildings in Sunnyvale, California pursuant to leases which expire in 2001 through 2005. The Company also leases a 23,305 square foot facility in Dallas, Texas, primarily for its internal data center. In addition, the Company leases field support offices in 43 cities. The field offices range from small executive offices to 7,000 square foot facilities. Lease terms range from month-to-month on certain executive offices to five years on certain direct leases. Because the Company's professional services are generally performed at the client site, field facilities are generally small. Field facilities are generally used for periodic meetings, training and administration and by account managers. The Company has field facilities in Amsterdam, The Netherlands; Atlanta, Georgia; Austin, Texas; Baltimore, Maryland; Boston, Massachusetts; Burlington, Massachusetts; Charlotte, North Carolina; Chicago, Illinois; Cleveland, Ohio; Columbus, Ohio; Costa Mesa, California; Dallas, Texas; Denver, Colorado; Detroit, Michigan; Frankfurt, Germany; Ft. Lauderdale, Florida; Hartford, Connecticut; Houston, Texas; Iselin, New Jersey; Jacksonville, Florida; Kansas City, Kansas; Los Angeles, California; Maidenhead, England; Minneapolis, Minnesota; Nashville, Tennessee; New York, New York; Parsippany, New Jersey; Philadelphia, Pennsylvania; Phoenix, Arizona; Pittsburgh, Pennsylvania; Raleigh, North Carolina; Sacramento, California; San Antonio, Texas; San Diego, California; San Mateo, California; San Ramon, California; Seattle, Washington; Tampa, Florida; Toronto, Canada; Tulsa, Oklahoma; Warrington, England; Washington, D.C., and Woodland Hills, California. The Company is continually evaluating the adequacy of existing facilities and facilities in new cities and believes that suitable additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     (a) The Company's Common Stock has been traded on the Nasdaq National Market under the trading symbol "INSS" since the Company's initial public offering on September 18, 1996. The following table sets forth the high and low sale prices per share of the Company's Common Stock for the periods indicated and reflects the three-for-two stock split that was effected on April 5, 1999.

                                                                            High           Low
                                                                            ----           ---
     Fiscal 1998

       First Quarter                                                       $19.58         $11.83

       Second Quarter                                                      $16.25         $10.17

       Third Quarter                                                       $20.67         $14.00

       Fourth Quarter                                                      $28.33         $18.75

     Fiscal 1999

       First Quarter                                                       $31.42         $21.17

       Second Quarter                                                      $45.92         $16.42

       Third Quarter                                                       $47.42         $30.92

       Fourth Quarter                                                      $49.50         $33.63

     Fiscal 2000

       First Quarter  (through August 17, 1999)                            $55.94         $38.88

     As of August 17, 1999, the Company had 433 stockholders of record. The price for the Common Stock on the close of business on August 17, 1999 was $54.25 per share. The Company has never paid any cash dividends on its Common Stock. The Company intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

     (b) Effective August 26, 1999, pursuant to a Preferred Shares Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, the Company's Board of Directors declared a dividend of one Right to purchase one one-thousandth of a share of the Company's Series A Preferred, for each outstanding share of Common Stock of the Company. The dividend is payable on September 7, 1999 to stockholders of record as of the close of business on that date. The Rights are not currently exercisable. Under certain conditions, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at the Exercise Price of Three Hundred Dollars ($300.00), subject to adjustment. If an Acquiring Person obtains 15% or more of the Company's Common Stock, other than any action taken by Lucent pursuant to the agreement and plan of merger, then each Right (other than Rights owned by an Acquiring Person or its affiliates) will entitle the holder thereof to purchase, for the Exercise Price, a number of shares of the Company's Common Stock having a then current market value of twice the Exercise Price. If, after an Acquiring Person obtains 15% or more of the Company's Common Stock, (a) the Company merges into another entity, (b) an acquiring entity merges into the Company or (c) the Company sells more than 50% of the Company's assets or earning power, then each Right (other than Rights owned by an Acquiring Person or its affiliates) will entitle the holder thereof to purchase, for the Exercise Price, a number of shares of Common Stock of the person engaging in the transaction having a then current market value of twice the Exercise Price. Under certain conditions, the rights may be redeemed by the Company's Board of Directors, in whole, but not in part, at a price of $0.01 per right. The rights have no voting privileges and will attach to and automatically trade with the Company's Common Stock. The rights expire on the earlier of August 26, 2009, the exchange or redemption of the rights, or the effectiveness of the Lucent merger.

ITEM 6.   SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA
(In thousands, except per share amounts)

                                                                                      Year Ended June 30,
                                                             -----------------------------------------------------------------
                                                                  1999          1998          1997         1996          1995
                                                             -----------------------------------------------------------------
Revenue:
     Professional services...............................   $276,488      $158,001       $95,542      $43,262      $15,419
     Software licenses...................................     29,681         7,513           238            -            -
     Software support and maintenance....................      8,920         7,284         3,733          830          130
                                                            --------      --------       -------      -------      -------
        Total revenue....................................    315,089       172,798        99,513       44,092       15,549
                                                            --------      --------       -------      -------      -------

Operating expenses:
     Professional services personnel.....................    125,756        73,911        44,268       19,692        6,541
     Other costs of professional services................     39,306        23,155        12,216        5,110        2,116
     Cost of software licenses...........................        847           402            25            -            -
     Cost of software support and maintenance............      4,952         3,173         1,655          658          266
     Research and development............................      6,263         4,161         2,262          879           77
     Sales and marketing.................................     48,826        26,389        14,985        7,990        3,843
     General and administrative..........................     38,575        19,735        13,715        5,049        1,890
     Acquisition related charges.........................      7,176             -             -            -            -
                                                            --------      --------       -------      -------      -------
        Total operating expenses..........................   271,701       150,926        89,126       39,378       14,733
                                                            --------      --------       -------      -------      -------
Income from operations...................................     43,388        21,872        10,387        4,714          816
Interest and other, net..................................      3,102         2,135           854            3           17
                                                            --------      --------       -------      -------      -------
Income before provision for income taxes.................     46,490        24,007        11,241        4,717          833
Provision for income taxes...............................     21,037         9,603         4,489        1,840           58
                                                            --------      --------       -------      -------      -------
Net income...............................................     25,453        14,404         6,752        2,877          775
Accretion of Mandatorily Redeemable Convertible
 Preferred Stock.........................................          -             -             -        1,135          883
                                                            --------      --------       -------      -------      -------
Net income (loss) attributable to Common Stock...........   $ 25,453      $ 14,404       $ 6,752      $ 1,742      $  (108)
                                                            ========      ========       =======      =======      =======


Net income (loss) attributable to Common Stock:
     Basic...............................................      $0.47         $0.28         $0.17        $0.14       $(0.01)
     Diluted.............................................      $0.41         $0.25         $0.13        $0.04       $(0.01)

Shares used to compute net income attributable to Common
 Stock per share(1):
     Basic...............................................     54,444        50,582        39,531       12,704       10,580
     Diluted.............................................     62,210        57,101        51,845       43,461       10,580

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used to compute net income (loss) per share.

Selected Financial Data
(continued)


The following table sets forth, for the periods indicated, certain financial information as a percent of revenue:

                                                                                      Year Ended June 30,
                                                                    ---------------------------------------------------
                                                                       1999       1998       1997       1996       1995
                                                                    ---------------------------------------------------
Revenue:
     Professional services..........................................     88%        92%        96%        98%        99%
     Software licenses..............................................      9          4          -          -          -
     Software support and maintenance...............................      3          4          4          2          1
                                                                        ---        ---        ---        ---        ---
        Total revenue...............................................    100        100        100        100        100
                                                                        ---        ---        ---        ---        ---

Operating expenses:
    Professional services personnel.................................     40         43         44         45         42
    Other costs of professional services............................     13         14         12         12         14
    Cost of software licenses.......................................      -          -          -          -          -
    Cost of software support and  maintenance.......................      2          2          2          1          2
    Research and development........................................      2          2          2          2          0
    Sales and marketing.............................................     15         15         15         18         25
    General and administrative......................................     12         11         14         11         12
    Acquisition related charges.....................................      2          -          -          -          -
                                                                        ---        ---        ---        ---        ---
        Total operating expenses....................................     86         87         89         89         95
                                                                        ---        ---        ---        ---        ---
Income from operations..............................................     14         13         11         11          5
Interest and other, net.............................................      1          1          1          -          -
                                                                        ---        ---        ---        ---        ---
Income before provision for income taxes............................     15         14         12         11          5
Provision for income taxes..........................................      7          6          5          4          -
                                                                        ---        ---        ---        ---        ---
Net income..........................................................      8          8          7          7          5
Accretion of Mandatorily Redeemable Convertible
 Preferred Stock....................................................      -          -          -          3          6
                                                                        ---        ---        ---        ---        ---
Net income (loss) attributable to Common Stock......................      8%         8%         7%         4%        (1)%
                                                                        ===        ===        ===        ===        ===

BALANCE SHEET DATA
(in thousands)

                                                                                            Year Ended June 30,
                                                                    ----------------------------------------------------------------
                                                                         1999          1998         1997         1996         1995
                                                                    ----------------------------------------------------------------


Cash, cash equivalents and investments..............................   $109,382      $ 73,001      $45,865      $   869       $4,161

Working capital.....................................................     84,882        74,543       53,600        6,060        6,103

Total assets........................................................    223,236       140,286       83,802       18,072        9,967

Notes payable, less current portion.................................          -             -            -          316          732

Stockholders' equity (2)............................................    163,353       102,307       71,945        9,883        6,897


(2) Includes Mandatorily Redeemable Convertible Preferred Stock which converted to Common Stock upon the consummation of the Company's initial public offering on September 18, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below in "Risks Related to the Proposed Lucent Merger" and "Risk Factors That May Affect Operating Results".

Revenue

Total Revenue
-------------

     The Company's total revenue was $315.1 million, $172.8 million and $99.5 million in fiscal 1999, 1998 and 1997, representing increases over the prior fiscal year of 82%, 74% and 126%, respectively. The Company does not believe that this rate of growth is sustainable over the long term.

Professional Services
---------------------

     The majority of the Company's revenue is derived from fees for professional services. Professional services revenue was $276.5 million, $158.0 million and $95.5 million in fiscal 1999, 1998 and 1997, representing increases over the prior fiscal year of 75%, 65% and 121%, respectively. Professional services revenue accounted for 88%, 92% and 96% of total revenue in fiscal 1999, 1998 and 1997, respectively. Professional services revenue increased primarily due to an increase in the number and size of professional service projects and secondarily due to an increase in average billing rates.

Software Licenses
-----------------

     Software licenses revenue consists principally of revenue earned under software license agreements and under royalty agreements with OEMs. Software licenses revenue was $29.7 million, $7.5 million and $238,000 in fiscal 1999, 1998 and 1997, respectively. Software licenses revenue was 9%, 4% and less than 1% of total revenue in fiscal 1999, 1998 and 1997, respectively. The increase in software licenses revenue resulted from increased sales to new customers and sales to existing customers for new products. Also, prior to fiscal 1998, the Company offered its software solutions to clients only as a service, which resulted in revenue recognition over the contract term. The Company currently allows clients to separately purchase a software license, software subscription and support services as an alternative to the service contract.

Software Support and Maintenance
--------------------------------

     The Company also derives revenue from software services. Software services revenue consists of all inclusive service contracts, which include the right to use software combined with installation, maintenance and support, as well as services for installation, maintenance and support of software licenses sold separately. Software support and maintenance revenue was $8.9 million, $7.3 million and $3.7 million in fiscal 1999, 1998 and 1997, respectively. Software support and maintenance revenue was 3% of total revenue in fiscal 1999 and 4% of total revenue in fiscal 1998 and 1997. The increase in software services revenue resulted from increased sales to new customers and sales to existing customers for new products.

No one client accounted for more than 10% of total revenue in fiscal 1999, 1998 or 1997.

Operating Expenses

Professional Services Personnel
-------------------------------

     Professional services personnel expenses consist primarily of compensation and benefits of the Company's employees engaged in the delivery of professional services. Professional personnel expenses were $125.8 million, $73.9 million and $44.3 million in fiscal 1999, 1998 and 1997, respectively, representing increases over the prior fiscal year of 70%, 67% and 125%, respectively. These increases were due primarily to an increase in the number of network systems engineers. The number of employees included in professional personnel was 1,580, 1,053 and 651 at the end of fiscal 1999, 1998 and 1997, respectively. Professional personnel expenses were 40%, 43% and 44% of total revenue in fiscal 1999, 1998 and 1997, respectively. Professional personnel expenses were lower as a percent of total revenue in fiscal 1999 than fiscal 1998 and 1997, due primarily to an increase in billing rates for professional services, and to a lesser extent, an increase in license revenue as a percent of sales. Professional personnel expenses were 45%, 47% and 46% of total professional services revenue in fiscal 1999, 1998 and 1997, respectively. Professional personnel expenses were lower as a percent of professional services revenue in fiscal 1999 than fiscal 1998 and 1997, due primarily to primarily to an increase in billing rates for professional services.

Other Costs of Professional Services
------------------------------------

  Other costs of professional services consist primarily of travel and entertainment, certain recruiting and professional development expenses, field facilities, depreciation, expensed equipment and supplies related to the delivery of professional services. Other costs were $39.3 million, $23.2 million and $12.2 million in fiscal 1999, 1998 and 1997, respectively, representing increases over the prior fiscal year of 70%, 90% and 139%, respectively. The increases were primarily due to an increase in the number of employees and, to a lesser extent, to the costs of field offices. Other costs were 13%, 14%, and 12% of total revenue in fiscal 1999, 1998 and 1997, respectively. Other costs were lower as a percent of total revenue in fiscal 1999 than fiscal 1998, due primarily to an increase in billing rates for professional services, and an increase in software revenue. Other costs, as a percent of total revenue, increased in fiscal 1998 from fiscal 1997 primarily due to increases in recruiting, professional development and travel and entertainment expenses.

Cost of Software Licenses
-------------------------

  Cost of software licenses consists primarily of the cost of product components, product duplication, shipping and reproduction of manuals. Cost of software license was $847,000, $402,000 and $25,000 in fiscal 1999, 1998 and
1997, respectively. Cost of software licenses was 3%, 5% and 11% of software license revenue in fiscal 1999, 1998 and 1997, respectively. The decrease in cost of software licenses as a percent of software licenses revenue was due primarily to an increase in sales compared to increases in fixed costs.

Cost of Software Support and Maintenance
----------------------------------------

  Cost of software support and maintenance expenses consist primarily of compensation and benefits of the Company's employees engaged in the delivery of software support and maintenance services as well as the related costs of travel and entertainment, certain recruiting and professional development expenses, field facilities, depreciation, expensed equipment and supplies. Cost of software support and maintenance was $5.0 million, $3.2 million and $1.7 million
in fiscal 1999, 1998 and 1997, respectively.   The increase in cost of software
support and maintenance was due to an increase in sales and was 2% of total revenue in fiscal 1999, 1998 and 1997.

Research and Development
------------------------

  All research and development expenses, including software development costs, are charged to expense as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. The capitalized costs are then amortized on a straight line basis over the estimated product life, or based on the ratio of current revenues to total projected product revenues, whichever is greater. To date, costs incurred subsequent to achieving technological feasibility and prior to the general commercial release of the software have not been significant. Accordingly, the Company has not capitalized any software development costs. Research and development expenses were $6.3 million, $4.2 million, and $2.3 million in fiscal 1999, 1998 and 1997, respectively. Research and development expenses were 2% of total revenue in fiscal 1999, 1998 and 1997. The absolute dollar increase reflects an increase in the number of employees to support the development of, and enhancements to, software products.

Sales and Marketing
-------------------

  Sales and marketing expenses consist primarily of compensation, including commissions and benefits of sales and marketing personnel as well as outside marketing expenses. Sales and marketing expenses were $48.8 million, $26.4 million and $15.0 million in fiscal 1999, 1998 and 1997, respectively, representing increases over the prior fiscal year of 85%, 76% and 88%, respectively. The increase in each year was due primarily to the growth in the number of sales and marketing employees and to commissions resulting from increased revenue. Sales and marketing expenses were 15% of total revenue in fiscal 1999, 1998 and 1997.

General and Administrative
--------------------------

  General and administrative expenses consist of expenses associated with executive staff, finance, corporate facilities, information services and human resources. General and administrative expenses were $38.6 million, $19.7 million and $13.7 million in fiscal 1999, 1998 and 1997, respectively, representing increases over the prior fiscal year of

96%, 44% and 172%, respectively. The dollar increase reflects an increase in the number of employees and the implementation of new human resource and financial systems necessary to support the Company's growth in operations. General and administrative expenses were 12%, 11% and 14% of total revenue in fiscal 1999, 1998 and 1997, respectively. The increase from fiscal 1998 to fiscal 1999 on a percentage basis was the result of increases in infrastructure across finance, human resources and information services to support the Company's growth. The decrease from fiscal 1997 to fiscal 1998 on a percentage basis was due primarily to an increase in revenue.

Interest and Other, Net


  Interest and other, net consists primarily of interest income. Interest and other, net were $3.1 million, $2.1 million, and $854,000 in fiscal 1999, 1998 and 1997, respectively. Interest income consists primarily of interest on cash, cash equivalents, investments and notes receivable from stockholders. Interest expense consists of interest associated with bank borrowings. The increase in net interest income was due primarily to an increase in funds available for investment.

Provision for Income Taxes

  The Company provides for income taxes using an asset and liability approach that recognizes deferred tax assets and liabilities for expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. The effective tax rates were 45.2%, 40% and 39% for fiscal 1999, 1998 and 1997, respectively. The increase in the effective tax rate for fiscal 1999 was due to the acquisition related charges. In fiscal 1998 and 1997, the Company's effective tax rates approximated the combined federal and state statutory rates, net of federal benefits.

Liquidity and Capital Resources

     At June 30, 1999, the Company had $109.4 million in cash, cash equivalents and investments, representing an increase of $36.4 million from June 30, 1998. Working capital at June 30, 1999 was $84.9 million.

  Net cash provided by operating activities was $27.7 million, $24.4 million and $3.0 million in fiscal 1999, 1998 and 1997, respectively. The increase in cash provided by operations each year primarily reflects the Company's increased profitability offset by increases in accounts receivable. Although the Company believes its collections experience is within industry standards, the Company's inability to collect its receivables on a timely basis in the future could have a material adverse effect on the Company's business, operating results and financial condition. In fiscal 1998, cash provided by operating activities also resulted from prepayments for services and software resulting in an increase in deferred revenue of $16.4 million. Net cash used in investing activities was $61.8 million, $28.3 million and $29.3 million in fiscal 1999, 1998 and 1997, respectively. Cash used in investing activities in fiscal 1999 primarily reflected net investment activity and capital expenditures related to the installation of new internal software as well as capital expenditures related to new office facilities. Cash used in investing activities in fiscal 1998 and 1997 primarily reflected net investment activity in marketable securities and, to a lesser extent, purchases of computer equipment and software. Net cash provided by financing activities in fiscal 1999 of $26.5 million resulted primarily from the proceeds from issuance of Common Stock related to the exercise of stock options and employee stock purchases under the Company's Employee Stock Purchase Plan. Net cash provided by financing activities in fiscal 1998 and 1997 of $11.9 million and $50.0 million, respectively, primarily resulted from the issuance of Common Stock and a warrant to purchase Common Stock.

     The Company has a $10 million line of credit with a bank, which expires in February 2000. Borrowings under the line of credit bear interest at the bank's prime rate less one half of one percent, or the Company has the option to borrow at a fixed rate at one and one half percent above the bank's LIBOR for a fixed
term of up to three months.   Balances outstanding at February 2000 that have
been used to fund capital equipment may be converted to a three-year term loan, which provides for the same interest rate option. There were no borrowings under the line of credit at June 30, 1999. The line of credit requires the Company to comply with certain financial covenants. At June 30, 1999, the Company was in compliance with these financial covenants.

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

     With respect to its internal information technology systems (including information technology-based office facilities such as data and voice communications, building management and security systems), the Company has formed an ongoing internal review team to address the year 2000 issue. A team of professionals has been engaged in a process to identify and resolve significant year 2000 issues in a timely manner. The process includes an assessment of issues, testing of systems and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's products. This internal review team has substantially completed their assessment and while the Company has not identified any significant issues, it is currently finalizing a contingency plan to support critical business operations should it become necessary. The Company anticipates that it will complete the assessment and contingency plans by the end of October 1999. Executive management regularly monitors the status of the Company's year 2000 remediation plans.

     The Company has been contacting its key suppliers and other key third parties to certify their year 2000 readiness and conducting ongoing risk analysis and anticipates completing this process by the end of October 1999. To the extent such third parties are materially adversely affected by the year 2000 issue, this could disrupt the Company's operations. There can be no assurance that the Company's key contractors will have successful conversion programs, and that any such year 2000 compliance failures will not have a material adverse effect on the Company's business, results of operation or financial condition.

     Based on information available to date, the Company has substantially completed its year 2000 assessment. To date, the Company has not incurred any material costs related to the assessment of, and efforts in connection with, its year 2000 issues. The Company further believes that any further review and modification, if any, will not require a material charge to operating expenses over the next several years. Management believes that the Company is devoting the necessary resources to identify and resolve significant year 2000 issues in a timely manner.

Recently issued accounting pronouncements

  In April 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company is required to adopt SOP 98-1 by July 1, 1999 and does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

RISKS RELATED TO THE PROPOSED LUCENT MERGER

We face risks relating to the proposed Lucent merger.

     On August 9, 1999, we executed a merger agreement to be acquired by Lucent. Under the terms of the agreement, each outstanding share of INS Common Stock will be exchanged for 0.8473 shares of Lucent Common Stock. The announcement of the proposed merger may have a negative impact on our ability to sell our services and products, attract and retain employees and clients, and maintain strategic relationships. The announcement has already had and may in the future have an adverse effect on our relationships with significant clients and strategic partners. The merger is subject to approval by the Company's stockholders and various regulatory agencies, and there can be no assurance that the merger will be successfully completed. In the event that the merger is not successfully completed, the Company's results of operations and Common Stock price could be materially adversely affected.

     If the merger is successfully completed, holders of INS Common Stock will become holders of Lucent Common Stock. Lucent's business differs from our business, and Lucent's results of operations, as well as the price of Lucent Common Stock, may be affected by factors different than those affecting our results of operations and the price of our

Common Stock. For a discussion of Lucent's business and certain factors to consider in connection with such business, see Lucent's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, as amended by Lucent's Form 8-K filed on August 2, 1999, and Lucent's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.


If the Lucent merger is completed, our stockholders will receive a fixed number of shares of Lucent Common Stock despite changes in the market value of our Common Stock or Lucent Common Stock.

     Under the merger agreement, each share of INS Common Stock will be converted into the right to receive 0.8473 shares of Lucent Common Stock. This exchange ratio is a fixed number and will not be adjusted in the event of any increase or decrease in the price of Lucent Common Stock or INS Common Stock. The prices of Lucent Common Stock and INS Common Stock at the closing of the proposed merger may vary from their respective prices on the date the merger agreement was signed. These prices may vary because of changes in the business, operations or prospects of Lucent or INS, market assessments of the likelihood that the merger will be completed, the timing of the completion of the merger, the prospects of post-merger operations, regulatory considerations, general market and economic conditions and other factors.


The anticipated benefits of the proposed merger may not be realized.

     The success of our business has historically depended on our current and potential clients perceiving us as a vendor independent provider of professional services. Following the proposed merger, our existing and potential clients may perceive our relationship with Lucent, a leading vendor of networking systems, as compromising our ability to provide unbiased solutions. Such a perception could have a material adverse effect on our business and operating results, which would result in Lucent and us not achieving the anticipated potential benefits of the proposed merger.


Our failure to complete the proposed merger with Lucent could adversely affect our business.

If the merger is not completed, we may be subject to a number of material risks, including the following:

   . the public announcement of the proposed merger has adversely affected our relationships with some of our clients and strategic partners, including Cisco;
   . the public announcement of the proposed merger has had an adverse effect on our ability to attract and retain employees;
   .  we may be required to pay Lucent a termination fee of $110 million;
   . the option we granted to Lucent to acquire 19.9% of the outstanding shares of our Common Stock with an exercise price of $53.91 per share may become exercisable and if Lucent exercises the option, we may not be able to account for future transactions as a "pooling of interests";
   . the price of our Common Stock may decline to the extent that the current market price for our Common Stock reflects a market assumption that the proposed merger will be completed; and
   . costs related to the proposed merger, such as legal, accounting, and financial advisor fees, must be paid even if the merger is not completed.


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

  The underutilization of our network systems engineers may cause our operating results to fluctuate. We derive the majority of our revenue from professional services, which are generally provided on a "time and expenses" basis. We recognize professional services revenue only when network systems engineers are engaged on client projects. In addition, a majority of our operating expenses, particularly personnel and related costs, depreciation and rent, are relatively fixed in advance of any particular quarter. As a result, any underutilization of network systems engineers may cause significant variations in our operating results in any particular quarter and could result in losses for such quarter. Factors which could cause such underutilization, include:

   . the reduction in size, delay in commencement, interruption or termination of one or more significant projects
   .  the completion during a quarter of one or more significant projects;
   .  the inability to obtain new projects;
   . the overestimation of resources required to complete new or ongoing projects; and
   . the timing and extent of training, weather related shut-downs, vacation days and holidays.

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

  Our pending merger with Lucent may create uncertainties which may cause our existing and potential clients to delay purchasing our services and software, which would impair our revenues and operating results. In addition, our employee turnover has increased since the announcement of the proposed merger. As a result of the foregoing factors, our revenue or operating results could be below the expectations of public market analysts and investors in the current and future quarters.

The announcement of our proposed merger with Lucent has had an impact on our business.

    The announcement of our proposed merger with Lucent may be perceived as compromising our ability to provide unbiased solutions and has already had and may in the future have an adverse effect on our relationships with significant clients and strategic partners. For example, we had developed a significant relationship with Cisco, a competitor of Lucent, and had entered into direct relationships with clients as a result of referrals from Cisco and had provided services directly to Cisco primarily as a subcontractor. As a result of the announcement of the merger, Cisco has terminated existing agreements with us and will likely cease referring clients and subcontracting work to us.

In addition, our pending merger with Lucent may create uncertainties which may cause our existing and potential clients to delay purchasing our services, which would impair our revenues and operating results. In addition, competitors have been recruiting our employees and our employee turnover rate will be higher in the current quarter than in past quarters. As a result of the foregoing factors, our revenue or operating results could be below the expectations of public market analysts and investors in the current and future quarters.

Our success depends on our ability to attract and retain qualified network systems engineers.

  Our future success will depend in large part on our ability to hire, train and retain network systems engineers who together have expertise in a wide array of network and computer systems and a broad understanding of the industries we serve. Competition for network systems engineers is intense, and we cannot be certain that we will be successful in attracting and retaining such personnel. In particular, competition is intense for the limited number of qualified managers and senior network systems engineers. We have experienced, and may in the future experience, high rates of turnover among our network systems engineers. As a result of the announcement of our proposed merger with Lucent, competitors have been recruiting our network systems engineers and our employee turnover rate will be higher in the current quarter than in past quarters. In addition, the recruiting cycle may take longer due to uncertainties regarding the merger. Our inability to hire, train and retain a sufficient number of qualified network systems engineers could impair our ability to adequately manage and complete our existing projects or to obtain new projects, which, in turn, could harm our business, operating results and financial condition. In addition, we have experienced, and may in the future experience, increasing compensation costs for our network systems engineers. Our inability to recover increases in compensation of network systems engineers through higher billing rates or to reduce other expenses to offset such increases, could harm our business, operating results and financial condition.

We depend on a small number of customers for most of our revenues.

  We have historically derived a significant portion of our revenue from a limited number of clients and expect this concentration to continue. For the fiscal year ended June 30, 1999, no one client accounted for more than 10% of revenue and ten clients accounted for approximately 42% of revenue. We have regularly experienced declines in revenue from clients that have accounted for significant revenue, and we expect to continue to experience these declines in the future. When revenue for one or more significant clients declines in a quarter, we must rapidly redeploy network systems engineers to other projects in order to minimize the underutilization of employees. If we are unable to do so, our business, operating results and financial condition could suffer.


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

We face intense competition.

  Our industry is comprised of a large number of participants and is subject to rapid change and intense competition. With respect to professional services, we face competition from system integrators, value-added resellers, local and regional network services firms, telecommunications providers, network equipment vendors, and computer systems vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition, and generate greater service revenue than we do. With respect to software solutions, we face competition from companies such as Concord Communications, Desktalk Systems and Compuware, some of which have significantly greater financial, technical and marketing resources and greater name recognition, and generate greater revenue than we do. We have faced, and expect to continue to face, additional competition from new entrants into our markets, many of which are well established in the software industry and have greater financial resources. In addition, Cisco recently announced that it was making a large investment in KPMG LLP's consulting business and Cisco has made investments in several private companies which provide network services. Increased competition could result in price reductions, fewer client projects, underutilization of employees, reduced operating margins and loss of market share, any of which could harm our business, operating results and financial condition. We cannot be sure that we will be able to compete successfully against current or future competitors. Our failure to compete successfully would harm our business, operating results and financial condition.

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

  Our success depends in part on our information technology, only some of which is proprietary to us, and other intellectual property rights. We rely on a combination of nondisclosure and other contractual arrangements, technical measures, copyrights, patents and trade secret and trademark laws to protect our proprietary rights. We also try to protect our software, documentation and other written materials under trade secret and copyright laws. In selling certain products, we rely on "end user" licenses that are not signed by licensees and such licenses may be unenforceable under the laws of certain jurisdictions. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. The steps we have taken to protect our proprietary rights may not be adequate to protect our intellectual property and we cannot be certain that third parties will not infringe or misappropriate our patents, copyrights, trademarks, tradedress and similar proprietary rights.

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

We recently adopted a Preferred Shares Rights Plan which has anti-takeover effects.

  We recently entered into a Preferred Shares Rights Plan. See Item 5(b) of this Form 10-K. The Plan has the anti-takeover effect of causing substantial dilution to a person or group (other than Lucent) that attempts to acquire us on terms not approved by our board of directors. These anti-takeover provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company invests in marketable securities in accordance with its investment policy. The primary objectives of the Company's investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The Company's investment policy specifies credit quality standards for the Company's investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The maximum allowable maturity of a single issue is three years and the maximum allowable average maturity of the portfolio is fifteen months.

  At the end of fiscal 1999, the Company had an investment portfolio of fixed income securities totaling $84.6 million, excluding those classified as cash and cash equivalents. The Company's investments consist primarily of money market funds and various municipal obligations. These securities are classified as available-for-sale and are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a component of other comprehensive income/loss. Unrealized losses are charged against income when a decline in fair market value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Gains and losses on marketable securities are included in interest and other income when realized.

     The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. If market interest rates were to increase immediately and uniformly by 50 basis points (approximately 14% of current rates in the portfolio) from levels as of June 30, 1999, the fair market value of the portfolio would decline by approximately $678,000. However, the Company has the ability to hold its fixed income securities to maturity and may avoid recognizing a decline in income or cash flows.

     To date, revenue from foreign sources and operations in foreign locations have not been material. In addition, substantially all of the revenue has been received in the U.S. dollars. As such, the current foreign exchange rate risk is considered minimal, and the Company believes that sudden significant changes in foreign currency exchange rates would not have a material impact on its operating results or financial position. However, a component of the Company's long-term strategy is to further expand into international markets. As a result, fluctuations in currency exchange rates in the future could have a material adverse effect on the Company's business, operating results and financial condition. Commencing in fiscal 2000, the Company has entered into foreign currency forward exchange contracts to manage exposure related to certain foreign currency transactions. The Company does not enter into derivative financial instruments for trading purposes. There were no outstanding forward exchange contracts at June 30, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INTERNATIONAL NETWORK SERVICES
                          Consolidated Balance Sheets
                        (in thousands, except par value)


                                                                                                              June 30,
                                                                                                        1999           1998
                                                                                                     ---------       ---------
ASSETS
Current Assets:
  Cash and cash equivalents.......................................................................   $  24,818       $  32,484
  Short-term investments..........................................................................      28,297          25,319
  Accounts receivable, net........................................................................      77,962          47,035
  Deferred income taxes...........................................................................       6,880           3,758
  Prepaid expenses and other assets...............................................................       6,808           3,926
                                                                                                     ---------       ---------
       Total current assets.......................................................................     144,765         112,522

Property and equipment, net.......................................................................      21,489          11,495
Deferred income taxes.............................................................................         715           1,071
Investments.......................................................................................      56,267          15,198
                                                                                                     ---------       ---------
                                                                                                     $ 223,236       $ 140,286
                                                                                                     ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................................   $  10,723       $   3,816
  Accrued compensation and employee benefits......................................................      24,653          12,638
  Accrued liabilities.............................................................................       2,411           4,530
  Income taxes payable............................................................................       3,213              --
  Deferred revenue................................................................................      18,883          16,995
                                                                                                     ---------       ---------

       Total current liabilities..................................................................      59,883          37,979
                                                                                                     ---------       ---------
Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred Stock, $0.001 par value (no par value -- June 30, 1998),
        5,000 shares authorized;  none issued and outstanding.....................................          --              --

  Common Stock and additional paid-in capital, $0.001 par value (no par value -- June 30, 1998),
        150,000 and 75,000 shares authorized;  57,174 and 54,797 shares issued
         and outstanding..........................................................................     120,280          83,648
  Notes receivable from stockholders..............................................................        (919)           (685)
  Deferred compensation...........................................................................      (1,792)         (1,443)
  Accumulated other comprehensive loss............................................................        (491)            (35)
  Retained earnings...............................................................................      46,275          20,822
                                                                                                     ---------       ---------
       Total stockholders' equity.................................................................     163,353         102,307
                                                                                                     ---------       ---------
                                                                                                     $ 223,236       $ 140,286
                                                                                                     =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         INTERNATIONAL NETWORK SERVICES
                       Consolidated Statements of Income
                    (in thousands, except  per share amount)

                                                                              Year Ended June 30,
                                                                      --------------------------------
                                                                         1999        1998       1997
                                                                      ---------   ---------   --------
Revenue:
   Professional services..........................................    $ 276,488   $ 158,001   $ 95,542
   Software licenses..............................................       29,681       7,513        238
   Software support and maintenance...............................        8,920       7,284      3,733
                                                                      ---------   ---------   --------
       Total revenue..............................................      315,089     172,798     99,513
                                                                      ---------   ---------   --------
Operating Expenses:
   Professional services personnel................................      125,756      73,911     44,268
   Other costs of professional services...........................       39,306      23,155     12,216
   Cost of software licenses......................................          847         402         25
   Cost of software support and maintenance.......................        4,952       3,173      1,655
Research and development..........................................        6,263       4,161      2,262
Sales and marketing...............................................       48,826      26,389     14,985
General and administrative........................................       38,575      19,735     13,715
Acquisition related charges.......................................        7,176          --         --
                                                                      ---------   ---------   --------
       Total operating expenses...................................      271,701     150,926     89,126
                                                                      ---------   ---------   --------
Income from operations............................................       43,388      21,872     10,387
Interest and other, net...........................................        3,102       2,135        854
                                                                      ---------   ---------   --------
Income before provision for income taxes..........................       46,490      24,007     11,241
Provision for income taxes........................................       21,037       9,603      4,489
                                                                      ---------   ---------   --------
Net income........................................................    $  25,453   $  14,404   $  6,752
                                                                      =========   =========   ========
Net income per share:
       Basic......................................................    $    0.47        0.28   $   0.17
                                                                      =========   =========   ========
       Diluted....................................................    $    0.41        0.25   $   0.13
                                                                      =========   =========   ========
Shares used to compute net income per share:
       Basic......................................................       54,444      50,582     39,531
                                                                      =========   =========   ========
       Diluted....................................................       62,210      57,101     51,845
                                                                      =========   =========   ========



  The accompanying notes are an integral part of these consolidated financial statements

                        INTERNATIONAL NETWORK SERVICES
           Consolidated Statement of Stockholders' Equity (Deficit)
                                (in thousands)




                                                                                                               Accretion of
                                                                  Common Stock                 Notes           Mandatorily
                                                          and Additional Paid-in Capital     Receivable        Redeemable
                                                          ------------------------------        From           Convertible
                                                              Shares          Amount         Stockholders     Preferred Stock
                                                          -------------    -------------    --------------  -------------------
Balance at June 30, 1996...................................    17,140      $   2,394         $ (1,880)        $ (2,454)
Net income.................................................        --             --               --               --
Issuance of Common Stock in public
 offering, net of issuance costs...........................     4,313         41,709               --               --
Conversion of Mandatorily Redeemable
 Convertible Preferred Stock in
 connection with IPO.......................................    25,102          9,973               --            2,454
Issuance of Common Stock upon exercise of
 stock options and warrants, net...........................     1,241            245              (57)              --
Issuance of Common Stock for cash, net.....................     4,533          6,566               --               --
Issuance of Common Stock under employee
 stock purchase plan.......................................       323          2,983               --               --
                                                             --------      ---------         --------         --------
Income tax benefit related to stock
 option exercises..........................................        --          3,594               --               --

Balance at June 30, 1997...................................    52,652         67,464           (1,937)              --
Net income.................................................        --             --               --               --
Translation adjustments....................................        --             --               --               --
Comprehensive income.......................................        --             --               --               --
Issuance of Common Stock upon exercise of
 stock options and warrants, net...........................     1,516          1,388              (64)              --
Issuance of Common Stock under employee
 stock purchase plan.......................................       629          6,047               --               --
Repayment of stockholders' notes...........................        --            --             1,316               --
Issuance of warrant........................................        --          3,188               --               --
Deferred compensation , net................................        --          1,513               --               --
Income tax benefit related to stock
 option exercises..........................................        --          4,048               --               --
                                                             --------      ---------         --------         --------

Balance at June 30, 1998...................................    54,797         83,648             (685)              --
Net income.................................................        --             --               --               --
Translation adjustments....................................        --             --               --               --
Unrealized loss on investments, net........................        --             --               --               --
Comprehensive income
Issuance of Common Stock upon exercise of
 stock options.............................................     1,290          8,818             (350)              --
Issuance of Common Stock, net..............................       328          6,570               --               --
Issuance of Common Stock under employee
 stock purchase plan.......................................       759         11,345               --               --
Repayment of stockholders' notes...........................        --             --              116               --
Deferred compensation, net.................................        --          1,125               --               --
Income tax benefit related to stock
 option exercises..........................................        --          8,774               --               --
                                                             --------      ---------         --------         --------

Balance at June 30, 1999...................................    57,174      $ 120,280         $   (919)        $     --
                                                             ========      =========         ========         ========


                                                                              Accumulated
                                                                                 Other         Retained
                                                                Deferred     Comprehensive     Earnings/
                                                              Compensation    Income/(loss)    (Deficit)      Total
                                                              -------------  ---------------  -----------  ----------

Balance at June 30, 1996...................................   $     --          $   --        $   (334)    $  (2,274)
Net income.................................................         --              --           6,752         6,752
Issuance of Common Stock in public
 offering, net of issuance costs...........................         --              --              --        41,709
Conversion of Mandatorily Redeemable
 Convertible Preferred Stock in
 connection with IPO.......................................         --              --              --        12,427
Issuance of Common Stock upon exercise of
 stock options and warrants, net...........................         --              --              --           188
Issuance of Common Stock for cash, net.....................         --              --              --         6,566
Issuance of Common Stock under employee
 stock purchase plan.......................................         --              --              --         2,983
Income tax benefit related to stock
 option exercises..........................................         --              --              --         3,594
                                                              --------          ------        --------     ---------

Balance at June 30, 1997...................................         --              --           6,418        71,945
Net income.................................................         --              --          14,404        14,404
Translation adjustments....................................         --             (35)             --           (35)
Comprehensive income.......................................                                                   14,369
Issuance of Common Stock upon exercise of
 stock options and warrants, net...........................         --              --              --         1,324
Issuance of Common Stock under employee
 stock purchase plan.......................................         --              --              --         6,047
Repayment of stockholders' notes...........................         --              --              --         1,316
Issuance of warrant........................................         --              --              --         3,188
Deferred compensation , net................................     (1,443)             --              --            70
                                                              --------          ------        --------     ---------
Income tax benefit related to stock
 option exercises..........................................         --              --              --         4,048

Balance at June 30, 1998...................................     (1,443)            (35)         20,822       102,307
Net income.................................................         --              --          25,453        25,453
Translation adjustments....................................         --            (113)             --          (113)
Unrealized loss on investments, net........................         --            (343)             --          (343)
Comprehensive income.......................................                                                   24,997
Issuance of Common Stock upon exercise of
 stock options.............................................                                                    8,468
Issuance of Common Stock, net..............................         --              --              --         6,570
Issuance of Common Stock under employee
 stock purchase plan.......................................         --              --              --        11,345
Repayment of stockholders' notes...........................         --              --              --           116
Deferred compensation, net.................................       (349)             --              --           776
Income tax benefit related to stock
 option exercises..........................................         --              --              --         8,774
                                                              --------          ------        --------     ---------

Balance at June 30, 1999...................................   $ (1,792)         $ (491)       $ 46,275     $ 163,353
                                                              ========          ======        ========     =========


  The accompanying notes are an integral part of these consolidated financial statements.

                         INTERNATIONAL NETWORK SERVICES
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                      Year Ended June 30,
                                                                    ------------------------------------------------------
                                                                      1999                   1998                   1997
                                                                    --------               --------               --------
Cash flows from operating activities:
  Net income......................................................  $ 25,453               $ 14,404               $  6,752
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization................................     8,144                  5,982                  3,848
     Deferred income taxes........................................    (2,766)                (2,325)                (1,647)
     Tax benefit from employee stock plans........................     8,774                  4,048                  3,594
  Changes in assets and liabilities:
     Accounts receivable..........................................   (30,927)               (22,929)               (12,285)
     Prepaid expenses and other assets............................    (2,882)                  (901)                (2,639)
     Accounts payable.............................................     6,907                    446                  1,462
     Accrued liabilities..........................................     9,896                  9,235                  3,979
     Income taxes payable.........................................     3,213                     --                     --
     Deferred revenue.............................................     1,888                 16,441                    (58)
                                                                    --------               --------               --------
       Net cash provided by operating activities..................    27,700                 24,401                  3,006
Cash flows from investing activities:.............................  --------               --------               --------
   Purchases of property and equipment............................   (17,362)                (9,105)                (8,011)
   Purchases of investments.......................................   (82,770)               (38,934)               (25,414)
   Sales of investments...........................................    38,380                 19,732                  4,099
                                                                    --------               --------               --------
       Net cash used for investing activities.....................   (61,752)               (28,307)               (29,326)
                                                                    --------               --------               --------
Cash flows from financing activities:
   Payments under line of credit..................................        --                     --                 (1,000)
   Payments on notes payable......................................        --                     --                   (715)
   Proceeds from issuance of Common Stock, net....................    26,383                 10,623                 51,716
   Repayments of stockholder notes receivable.....................       116                  1,252                     --
                                                                    --------               --------               --------
       Net cash provided by financing activities..................    26,499                 11,875                 50,001
                                                                    --------               --------               --------

Effect of exchange rate changes on cash and cash equivalents......      (113)                   (35)                    --
                                                                    --------               --------               --------
(Decrease) increase  in cash and cash equivalents.................    (7,666)                 7,934                 23,681

Cash and cash equivalents at beginning of period..................    32,484                 24,550                    869

                                                                    --------               --------               --------
Cash and cash equivalents at end of period........................  $ 24,818               $ 32,484               $ 24,550
                                                                    --------               --------               --------
Supplemental disclosure of cash flow information:

   Cash paid for income taxes.....................................  $ 10,938               $  8,177               $  7,599

Non-cash transactions:

   Issuance of Common Stock in exchange for notes receivable
     from stockholders............................................  $    350               $     64               $     57
   Conversion of Mandatorily Redeemable Convertible Preferred
     Stock to Common Stock........................................  $     --               $     --               $  9,973

Deferred compensation relating to granting of options below
 fair market value................................................  $  1,125               $  1,513               $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                         INTERNATIONAL NETWORK SERVICES
                   Notes to Consolidated Financial Statements
                                 June 30, 1999

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

International Network Services (the "Company") was incorporated in California in August 1991. Effective December 28, 1998 (the first day of the Company's third fiscal quarter), the Company changed its state of incorporation from California to Delaware. The Company is a global provider of enterprise network professional services and software solutions. The Company provides professional services for the full life cycle of a network, including planning, design, implementation, operations and optimization, and maintains expertise in the most complex network technologies and multi-vendor environments. To date, the Company has provided limited professional services to certain of its United States based clients in foreign locations. Through its INSoft Division, the Company offers industry leading software solutions for managing and optimizing application-ready networks. The Company's core software solutions include EnterprisePRO, which was introduced in June 1996, and VitalSuite, which was introduced in November 1997.

Significant accounting policies
-------------------------------

Basis of Presentation The Company's fiscal year is composed of four 13-week quarters, each of which ends on the last Sunday of the final fiscal month of the quarter, with the fiscal year ending on the Sunday closest to June 30. For financial statement presentation purposes, each fiscal year end is titled June 30th. Certain prior year consolidated financial statement balances have been reclassified to conform to the fiscal 1999 presentation.

Principles of consolidation     The consolidated financial statements include
the accounts of the Company and its wholly-owned subsidiaries in the United Kingdom, Germany, the Netherlands and Canada. All intercompany accounts and transactions have been eliminated.

Stock Split In April 1999, the Company's Board of Directors effected a three-for-two stock split payable in the form of a dividend of one additional share of Common Stock for every two shares owned by stockholders. The stock split resulted in the issuance of approximately 18.8 million additional shares of Common Stock from authorized but unissued shares. Accordingly, all share and per share data have been adjusted to retroactively reflect the stock split.

Management estimates and assumptions   The preparation of financial statements
in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency translation     The functional currency of the Company's
wholly-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses were not material in all periods presented.

Derivative Financial Instruments Commencing in fiscal 2000, the Company has entered into foreign currency forward exchange contracts ("forward contracts") to manage exposure related to certain foreign currency transactions. The Company does not enter into derivative financial instruments for trading purposes. There were no outstanding forward contracts at June 30, 1999.

Revenue recognition    Professional services revenue consists primarily of
revenues earned from professional services generally performed on a "time and expenses" basis and related revenue is recognized as the services are performed. The Company also performs a limited number of fixed-price engagements under which revenue is recognized using the percentage-of-completion method of accounting. Provision for estimated losses on such engagements is made during the period in which the loss becomes probable and can be reasonably estimated. To date, such losses have been insignificant. The Company reports professional services revenue net of reimbursable expenses, which are billed to and collected from clients. Payments received in advance of services performed are recorded as deferred revenue.

License revenue consists principally of revenue earned under software license agreements and under royalty agreements with OEMs. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. For contracts with multiple elements/obligations (e.g. software products, upgrades/enhancements, maintenance, and services), revenue is allocated to each element of the arrangement based on the Company's objective evidence of the fair value as determined by the amount charged when the element is sold separately. Revenue from subscription license agreements, which include software, rights to future products and maintenance, is recognized ratably over the term of the subscription period. Revenue on shipments to resellers, which is generally subject to certain rights of return and price protection, is recognized when the products are sold by the resellers to the end-user customer. Royalty revenues that are contingent upon sale to an end user by OEMs are generally recognized upon receipt of a report by the Company from the OEM.

Software support and maintenance consists of all inclusive service contracts, which includes the right to use software combined with installation, maintenance and support, as well as services for installation, maintenance and support of software licenses sold separately and included in license fees. Prior to fiscal 1998, the Company only offered its EnterprisePRO solution as an all inclusive contract. Revenue from all inclusive software service contracts is recognized ratably over the term of the agreement. Services revenue related to installation is generally recognized when the services are complete.
Maintenance revenue, which consists of fees for providing updates and user documentation, and support services, which provide access to the Company's Technical Assistance Center and field support, are recognized ratably over the term of the agreement. Support services, which consists of technical support and configuration, is recognized ratably over the term of the agreement.

Effective in fiscal 1999, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and its related amendments. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supercedes the previous guidance provided by SOP 91-1. The adoption of SOP 97-2 did not have a material impact on the Company's licensing practices or consolidated financial position or results of operations.

Comprehensive income   Effective in fiscal 1999, the Company adopted SFAS No.
130, "Reporting Comprehensive Income." SFAS No.130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's results of operations or stockholders' equity. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. "Comprehensive income" includes foreign currency translation gains and losses and other unrealized gains and losses that have been previously excluded from net income and reflected instead in equity. The Company has reported the components of comprehensive income on its Consolidated Statement of Stockholders' Equity (Deficit).

Net income per share Basic net income per share is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options, warrants and Common Stock subject to repurchase. Diluted net income per share gives effect to all dilutive potential Common Shares outstanding during a period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares to be purchased from the exercise of stock options.

Operating expenses:

Professional services personnel   Professional personnel expenses consist
primarily of compensation and benefits of the Company's employees engaged in the delivery of professional services.

Other costs of professional services   Other costs consist primarily of travel
and entertainment, certain recruiting and professional development expenses, field facilities, depreciation, expensed equipment and supplies related to the delivery of professional services.

Cost of software licenses    Cost of software licenses consists primarily of the
cost of product components, product duplication, shipping and reproduction of manuals.

Cost of software support and maintenance   Cost of software support and
maintenance expenses consist primarily of compensation and benefits of the Company's employees engaged in the delivery of software support and maintenance services as well as the related costs of travel and entertainment, certain recruiting and professional development expenses, field facilities, depreciation, expensed equipment and supplies.

Research and development   All research and development expenses, including
software development costs, are charged to expense as incurred. SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. The capitalized costs are then amortized on a straight line basis over the estimated product life, or based on the ratio of current revenues to total projected product revenues, whichever is greater. To date, costs incurred subsequent to achieving technological feasibility and prior to the general commercial release of the software have not been significant. Accordingly, the Company has not capitalized any software development costs.

Income taxes The Company provides for income taxes using an asset and liability approach that recognizes deferred tax assets and liabilities for expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.

Cash equivalents and investments Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments consist of high quality debt securities with original maturity dates greater than 90 days. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments are classified as available-for-sale and, at the balance sheet date, are reported at fair value, with the unrealized gains and losses, net of related taxes, reported as a component of stockholders' equity.

Property and equipment     Property and equipment are stated at cost.
Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from two to five years.
Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

Concentration of credit risk The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and accounts receivable. The Company's investments consist of investment grade securities managed by qualified professional investment managers. The investment policy limits the Company's exposure to concentration of credit risk. The Company's accounts receivable is derived from
revenue earned from customers primarily located in the United States.   The
Company maintains an allowance for potential credit losses based upon the expected collectibility of all accounts receivable; historically, such losses have been immaterial. In fiscal 1999, 1998 and 1997, no one customer accounted for more than 10% of revenues.

Stock-based compensation   The Company accounts for stock-based compensation
using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized in the Company's consolidated statements of income except for a certain amount of deferred compensation assumed by the Company through its acquisition of VitalSigns Software, Inc. ("VitalSigns") (see Note 2). The Company has provided additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 5).

Recently issued accounting pronouncements   In April 1998, the American
Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company is required to adopt SOP 98-1 by July 1, 1999 and does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

2. ACQUISITION OF VITALSIGNS SOFTWARE, INC.

On November 20, 1998, the Company completed its acquisition of VitalSigns, which has been accounted for as a pooling of interests, pursuant to the terms of the Agreement and Plan of Reorganization, as amended and restated as of October 30, 1998. Each issued and outstanding share of VitalSigns Common Stock was converted into .474124 shares of INS Common Stock; and each outstanding option to acquire VitalSigns Common Stock was assumed by INS and became an equivalent option with respect to the Company's Common Stock, on the same terms of the
original option adjusted to reflect the exchange ratio.   The Company issued
approximately 5,933,000 shares of INS Common Stock in the acquisition and assumed options that can be exercised for approximately 420,000 shares of INS Common Stock.

Prior to the acquisition, VitalSigns' fiscal year ended on December 31. The consolidated financial statements for the year ended June 30, 1998 reflect the results of operations of the Company for the year ended June 30, 1998 combined with the results of operations of VitalSigns for the twelve months ended June 30, 1998. The consolidated financial statements for the year ended June 30, 1997 reflect the results of operations of INS for the year ended June 30, 1997 combined with the results of operations of VitalSigns for the period from August 15, 1996 (inception) through June 30, 1997.

The results of operations previously reported by the separate companies and the combined amounts in the accompanying consolidated statements of operations are summarized below (in thousands):

                                                            Year Ended June 30,
                                                         ------------------------
                                                            1998           1997
                                                         ---------       --------
     Revenue:
          INS........................................    $ 169,678       $ 99,275
          VitalSigns.................................        3,120            238
                                                         ---------       --------
             Combined................................    $ 172,798       $ 99,513
                                                         =========       ========
     Net income (loss):
          INS........................................    $  16,110       $  7,612
          VitalSigns.................................       (1,706)          (860)
                                                         ---------       --------
             Combined................................    $  14,404       $  6,752
                                                         =========       ========


The Company incurred approximately $7.2 million in acquisition-related charges, principally in the quarter ended December 31, 1998. These charges include direct transaction costs primarily for financial advisory services, legal and consulting fees and costs associated with combining the operations of the two companies.

3.     BALANCE SHEET COMPONENTS (in thousands)

                                                                                    June 30,
                                                                         ---------------------------
                                                                            1999              1998
                                                                         ---------         ---------
Accounts receivable:
  Trade.............................................................        82,607         $  48,503
  Less: allowances..................................................        (4,645)           (1,468)
                                                                         ---------         ---------
                                                                         $  77,962         $  47,035
Property and equipment:.............................................     ---------         ---------
  Computer equipment and software...................................     $  25,935         $  15,885
  Leasehold improvements............................................         4,810             2,300
  Furniture, fixtures, and other....................................         7,790             3,364
                                                                         ---------         ---------
                                                                            38,535            21,549
  Less: accumulated depreciation....................................       (17,046)          (10,054)
                                                                         ---------         ---------
                                                                         $  21,489         $  11,495
                                                                         =========         =========

4. INVESTMENTS

The carrying value of the Company's investment portfolio approximates fair value for all periods presented. Cash equivalents and investments consist of the following (in thousands):

                                                                                     June 30,
                                                                            ------------------------
                                                                               1999           1998
                                                                            ---------      ---------
   Money market fund...............................................         $  12,147      $  10,334
   Corporate debt securities.......................................             7,035             --
   Government notes................................................             2,967             --
   State and local municipalities notes............................            79,613         56,677
                                                                            ---------      ---------
      Total available-for-sale securities..........................           101,762         67,011
   Less:  amounts classified as cash equivalents...................           (17,198)       (26,494)
                                                                            ---------      ---------
      Total investments............................................         $  84,564      $  40,517
                                                                            =========      =========

The contractual maturities of marketable securities at June 30, 1999, regardless of their balance sheet classification, was as follows (in thousands):


Due in 1 year or less                                                                      $ 28,297
Due in 1-2 years                                                                             25,204
Due in 2-3 years                                                                             31,063
                                                                                           --------
  Total investments                                                                        $ 84,564
                                                                                           ========

At June 30, 1999, marketable securities totaling $17.2 million were classified as cash equivalents and included money market funds of $12.1 and state and local municipalities notes of $5.1 million.


5. STOCKHOLDERS' EQUITY

Common Stock
------------

In September 1996, the Company completed its initial public offering of approximately 4,313,000 shares of Common Stock at $10.67 per share, which resulted in net proceeds to the Company of approximately $41.7 million.

During 1998, in conjunction with a services agreement with a client, the Company received aggregate proceeds of approximately $3.2 million from the client for a warrant to purchase up to 395,000 shares of Common Stock at $19.73 per share. The warrant, which is exercisable immediately, expires on May 1, 2005. The warrant was issued at fair market value.

In both fiscal 1999 and fiscal 1997, VitalSigns issued convertible preferred stock for gross proceeds of approximately $6.6 million. Just prior to consummation of the acquisition, all VitalSigns convertible preferred stock was converted into VitalSigns Common Stock. Such amounts have been included in the accompanying consolidated financial statements as if approximately 378,000 and 4,533,000 shares of the Company's Common Stock were issued during fiscal 1999 and 1997, respectively.

During 1999, the Company changed its state of incorporation from California to Delaware. As a result of the change, the par value of the Company's stock was changed from no par value to $0.001 per share. There was no impact on the Company's financial condition or results of operations as a result of the reincorporation. The reincorporation proposal was approved by the Company's stockholders at the Company's annual meeting of stockholders. In addition, the stockholders approved an increase in the number of authorized shares of the Company's Common Stock from 75,000,000 to 150,000,000.

Certain Common Stock option holders (see "Stock Option Plans") have the right to exercise unvested options, subject to a repurchase right held by the Company. At June 30, 1999 and 1998, approximately 781,000 and 2,663,000 shares outstanding, respectively, were subject to repurchase by the Company at the original purchase price in the event of employee termination.

At June 30, 1999, the Company had reserved 395,000, 1,077,000, and 19,290,000 shares of Common Stock for future issuance related to a warrant, its stock purchase plan and its stock option plans, respectively.

Net Income Per Share
--------------------

The following is a reconciliation between basic and diluted net income per share computations for all periods presented (in thousands, except per share data):

                                                                                    Year Ended June 30,
                                                                           -----------------------------------
                                                                             1999          1998         1997
                                                                           --------      ---------    --------
  Net income............................................................   $ 25,453      $ 14,404     $  6,752
                                                                           --------      --------     --------

  Weighted average common shares used to
       compute basic net income per share...............................     54,444        50,582       39,531

  Effect of dilutive securities:
       Option and warrants..............................................      6,152         3,585        3,191
       Common Stock subject to repurchase...............................      1,614         2,934        3,893
       Preferred Stock..................................................         --            --        5,230
                                                                           --------      --------     --------
  Weighted average  common shares used to
       compute diluted net income per share.............................     62,210        57,101       51,845
                                                                           ========      ========     ========
  Net income per share:
       Basic............................................................   $   0.47      $   0.28     $   0.17
                                                                           ========      ========     ========
       Diluted..........................................................   $   0.41      $   0.25     $   0.13
                                                                          =========     =========    =========

Options to purchase approximately 148,000, 571,000 and 227,000 shares of Common Stock were outstanding during fiscal 1999, 1998 and 1997, respectively, but were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares, and therefore were anti-dilutive.

Notes receivable from stockholders
----------------------------------

In exchange for the issuance of Common Stock upon exercise of options, the Company has from time to time received notes receivable from stockholders which bear interest at rates varying from 5.32% to 6.0% per annum. Principal and interest are due and payable at different dates between 1998 and 1999. The outstanding balance of such notes receivable has been included in stockholders' equity.

Deferred compensation
---------------------

As of June 30, 1999, the Company has recorded approximately $2.6 million of deferred compensation for the difference between the exercise or purchase price and deemed fair value of certain stock options and shares of restricted stock granted or issued to VitalSigns employees and consultants prior to the acquisition. This amount is being amortized by charges to operations over the vesting period of individual options and restricted shares, ranging from two to four years.

Stock option plans
------------------

On July 18, 1996, the Company's Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan") as a successor to its 1992 Stock Option Plan (the "1992 Plan"). A total of 20,250,000 shares of Common Stock plus annual increases equal to the lesser of (i) 3,750,000 shares, (ii) 2.5 percent of the number of shares of Common Stock outstanding on the last day of the preceding fiscal year, or
(iii) a lesser amount determined by the Company's Board of Directors are currently reserved for issuance pursuant to both the 1996 Plan and the 1992 Plan. As of July 18, 1996, no further option grants or stock issuances were made under the 1992 Plan, and all option grants and stock issuances made during the remainder of fiscal 1997 were made under the 1996 Plan. All outstanding options under the 1992 Plan were incorporated into the 1996 Plan. The 1996 Plan provides for granting to employees (including officers and directors) incentive stock options and for the granting to employees, directors (including non-employee directors) and consultants nonstatutory stock options and stock purchase rights.

On April 24, 1998, the Company's Board of Directors adopted the 1998 Nonstatutory Stock Option Plan (the "1998 Plan.") and authorized 7,750,000 shares for issuance under this plan. The 1998 Plan provides for granting nonstatutory stock options to employees and consultants, excluding officers and directors.

In August 1998, the Company's Board of Directors adopted the 1998 Director Option Plan (the "Director Plan") and reserved 450,000 shares of Common Stock for issuance thereunder. The Director Plan provides for granting options to non-employee directors. There were no options granted under the Director Plan in fiscal 1999.

The Company assumed certain options granted to former employees of VitalSigns ("Acquired Options"). The Acquired Options have been adjusted to effectuate the conversion under the terms of the Agreement and Plan of Reorganization between the Company and VitalSigns. The Acquired Options generally become exercisable over a four-year period and generally expire ten years from the date of grant. No additional options will be granted under VitalSigns' plan.

Incentive stock options must be granted at fair market value at the date of grant, and non-statutory stock options and stock appreciation rights may be granted at not less than 85% of fair market value on the date of grant. Options generally vest 24% on the first anniversary from the date of grant, and ratably each month over the remaining thirty-eight months. Options expire over terms not exceeding ten years from the date of grant.

On April 25, 1997, the Board of Directors approved a plan to offer all employees, excluding executive officers, the opportunity to exchange their outstanding stock options with exercise prices greater than $15.33 per share for new options that would be exercisable at the fair market value of the Company's Common Stock as of the closing of the stock market on May 5, 1997 or $13.17 per share. These new options were otherwise identical to the old options.

A summary of the status of all of the Company's stock option plans as of and during the years ended June 30, 1999, 1998, and 1997 follows (in thousands, except exercise price):

                                 1999                                   1998                                  1997
                 ----------------------------------     ---------------------------------     ----------------------------------

                                           Weighted                             Weighted                              Weighted
                                           Average                              Average                               Average
                        Option             Exercise          Option             Exercise           Option             Exercise
                        Shares              Price            Shares              Price             Shares              Price
                      ---------           ----------       ---------           ----------        ---------           ----------
Outstanding at
 beginning of
 year............       10,747              $ 12.75           5,427            $  5.71              3,254             $  0.94
     Granted.....        9,930                28.05           7,981              14.73              4,498               10.74
     Exercised...       (1,290)                6.84          (1,807)              1.14               (981)               0.27
     Canceled....         (745)               18.42            (854)             10.95             (1,344)              14.96
                      --------              -------       ---------            -------           --------             -------

Outstanding at
 end of year            18,642              $ 21.11          10,747            $ 12.75              5,427             $  5.71
                      ========              =======       =========            =======           ========             =======

Options vested
 and exercisable
 at year end.....        4,715              $ 13.54           2,027            $  4.53              1,684             $  0.76
                      ========              =======       =========            =======           ========             =======

The following table summarizes information about stock options outstanding and exercisable at June 30, 1999 (in thousands, except exercise price):

                                        Options Outstanding                               Options Vested and Exercisable
                   --------------------------------------------------------------    ------------------------------------------
                                               Weighted
   Range of                                    Average              Weighted               Shares                Weighted
 Exercise Price    Shares Outstanding         Remaining             Average              Exercisable          Average Exercise
                    at June 30, 1999       Contractual Life       Exercise Price      at June 30, 1999             Price
----------------   -------------------    -------------------    ----------------    ------------------      ------------------
$0.01 to   $0.05                130              5 Years              $ 0.05                   129                 $ 0.05
$0.17 to   $1.06                622              7 Years              $ 0.54                   554                 $ 0.53
$1.67 to   $8.00              1,031              7 Years              $ 5.71                   602                 $ 5.26
$11.08 to $13.33              2,954              8 Years              $12.75                 1,240                 $12.82
$15.00 to $17.63              3,459              9 Years              $16.78                   941                 $16.39
$18.17 to $24.75              4,978              9 Years              $22.99                 1,200                 $23.09
$25.17 to $35.50              5,468             10 Years              $32.38                    49                 $28.12
---------------------------------------------------------------------------------------------------------------------------
$0.01 to  $35.50             18,642              9 Years              $21.11                 4,715                 $13.54
============================================================================================================================


Employee stock purchase plan
----------------------------

On July 18, 1996, the Company's Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld through payroll deductions for the purchase of shares of Common Stock at 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the specified purchase date. Each offering period is divided into four consecutive semi-annual purchase periods. The initial offering period commenced on the effectiveness of the Company's initial public offering in September 1996. A total of 2,788,000 shares of Common Stock have been authorized for issuance under the Purchase Plan.

Pro Forma Information
---------------------

Pro forma information regarding net income (loss) per share is required by SFAS No. 123 to illustrate the financial results of operations as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:


                                                           Option Plans                     Purchase Plan
                                               -------------------------------    -------------------------------
                                                  1999       1998       1997         1999       1998       1997
                                               ----------  --------- ---------    ----------  --------- ---------
Expected life (in years).......................    4.5        4.5        4.5          0.5        0.5        0.5
Expected volatility............................     55%        55%        55%          70%        70%        75%
Risk free interest rate........................    5.5%       5.5%       5.5%         5.2%       5.2%       5.8%

The weighted average estimated fair value of options granted under all option plans during 1999, 1998 and 1997 was $14.19, $7.46 and $4.60, respectively. The weighted average estimated fair value of purchase rights granted under the Purchase Plan during 1999, 1998 and 1997 was $7.99, $5.29 and $5.10, respectively. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is generally amortized over the options' vesting period or the six-month purchase period, as applicable. The Company's pro forma information follows (in thousands, except per share data):

                                                                             Year Ended June 30,
                                                                 -------------------------------------
                                                                  1999            1998          1997
                                                                ---------       --------      --------
Net income (loss)........................   As reported         $  25,453       $ 14,404      $  6,752
                                            Pro forma             (10,173)           702        (1,799)
Basic net income (loss) per share........   As reported              0.47           0.28          0.17
                                            Pro Forma               (0.19)          0.01         (0.05)
Diluted  net income (loss) per share.....   As reported              0.41           0.25          0.13
                                            Pro forma               (0.19)          0.01         (0.05)

   The above pro forma disclosures are not likely to be representative of pro forma disclosures of future years.

6.   INCOME TAXES

The provision for income taxes for the years ended June 30, 1999, 1998 and 1997 consists of the following (in thousands):

                                                                                         Year Ended June 30,
                                                                   -------------------------------------------------------------
                                                                       1999                   1998                      1997
                                                                   -----------             -----------              ------------
Current:
  Federal...................................................           $19,423                  $ 9,442                  $ 4,705
  State.....................................................             3,854                    2,249                    1,266
  Foreign...................................................               525                      231                      165
                                                                       -------                  -------                  -------
                                                                        23,802                   11,922                    6,136
                                                                       -------                  -------                  -------

Deferred:
  Federal...................................................            (2,429)                  (2,027)                  (1,443)
  State.....................................................              (336)                    (292)                    (204)
                                                                       -------                  -------                  -------
                                                                        (2,765)                  (2,319)                  (1,647)
                                                                       -------                  -------                  -------
                                                                       $21,037                  $ 9,603                  $ 4,489
                                                                       =======                  =======                  =======


The provision for income taxes differs from the amount determined by applying the U.S. statutory income tax rate to income before income taxes as summarized below (in thousands):

                                                                                      Year Ended June 30,
                                                                   -------------------------------------------------------------
                                                                     1999                     1998                     1997
                                                                   -----------             ------------             ------------
Tax provision at statutory rate.............................           $16,272                   $8,402                   $4,029
State income taxes, net of federal benefit..................             2,286                    1,462                      690
Tax exempt interest.........................................              (757)                    (528)                    (271)
Nondeductible expenses......................................             2,648                      235                       83
Other.......................................................               588                       32                      (42)
                                                                       -------                  -------                  -------
                                                                       $21,037                   $9,603                   $4,489
                                                                       -------                  -------                  -------

Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                                                June 30,
                                                                                -------------------------------------
                                                                                      1999                    1998
                                                                                ----------------      ---------------
Depreciation.................................................................             $  715               $1,071
State income taxes...........................................................                581                  325
Allowance for doubtful accounts..............................................              1,868                  594
Reserves and accruals........................................................              1,536                1,225
Deferred revenue.............................................................              2,895                1,614
                                                                                          ------               ------
                                                                                          $7,595               $4,829
                                                                                          ======               ======

7.   COMMITMENTS AND CONTINGENCIES

The Company leases office space for its corporate headquarters and various field offices and certain computer equipment. Future annual minimum lease payments under all noncancellable operating leases as of June 30, 1999 are as follows (in thousands):

                                                                                               Year Ending
                                                                                                 June 30,
                                                                                             ----------------
     2000...............................................................................              $ 9,415
     2001...............................................................................                7,005
     2002...............................................................................                4,723
     2003...............................................................................                3,279
     2004...............................................................................                1,892
Thereafter..............................................................................                  604
                                                                                                      -------
                                                                                                      $26,918
                                                                                                      =======



Total rent expense for the years ended June 30, 1999, 1998 and 1997 was approximately $4.8 million, $3.2 million, and $1.4 million, respectively.

During 1998, the Company entered into an agreement with a client under which the Company is required to pay royalties to the client, if and when revenue from specified services exceeds a predetermined base of revenue for those services. Royalty amounts recorded in fiscal 1999 and 1998 were not significant.

8.   LINE OF CREDIT

The Company has a $10 million line of credit with a bank which expires in February 2000. Borrowings under the line of credit bear interest at the bank's prime rate (7.75% at June 30, 1999) less one half of one percent, or the Company has the option to borrow at a fixed rate at one and one half percent above the bank's LIBOR for a fixed term of up to three months. Balances outstanding at February 2000 that have been used to fund capital equipment may be converted to a three-year term loan, which provides for the same interest rate option. There were no borrowings under the line of credit at June 30, 1999. The line of credit requires the Company to comply with certain financial covenants. At June 30, 1999, the Company was in compliance with these financial covenants.

9.  SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

The Company currently operates in two operating segments: professional services and software solutions. Operating segments are defined as components of an enterprise about which financial information is available and is evaluated by the chief decision maker when deciding how to allocate resources and when assessing performance. The Company's chief operating decision making group consist of the Chief Executive Officer, the Chief Operating Officer and Chief Financial Officer.

The professional services segment principally involves consulting services for
complex enterprise networks.   The software solutions segment provides solutions
for managing and optimizing application-ready networks. The Company evaluates the performance of its segments and allocates resources to them based on contribution margin. There are no differences between the accounting policies used to measure profit and loss for segments and those used on a consolidated basis.

The information in the following table is derived from the Company's internal financial reporting used for corporate management purposes (in thousands).

                                                               For the Year Ended June 30, 1999
                                            --------------------------------------------------------------------
                                               Professional       Software
                                                 Services         Solutions           Other            Total
                                            ---------------     --------------     ------------     ------------
Revenue....................................       $ 276,488        $  38,601          $      --        $ 315,089
Expenses:
 Professional services personnel...........        (125,756)              --                 --         (125,756)
 Other costs of professional services......         (39,306)              --                 --          (39,306)
 Cost of software licenses.................              --             (847)                --             (847)
 Cost of software support and maintenance..              --           (4,952)                --           (4,952)
 Research and development..................              --           (6,263)                --           (6,263)
                                                  ---------        ---------          ---------        ---------
Contribution margin........................         111,426           26,539                 --          137,965
Sales and marketing........................              --               --            (48,826)         (48,826)
General and administrative.................              --               --            (38,575)         (38,575)
Acquisition related charges................              --               --             (7,176)          (7,176)
Interest and other, net....................              --               --              3,102            3,102
Income before provision for                       ---------        ---------          ---------        ---------
    income taxes...........................       $ 111,426        $  26,539          $ (91,475)       $  46,490
                                                  =========        =========          =========        =========
Depreciation and amortization..............       $   1,515        $     947          $   4,906        $   7,368
                                                  =========        =========          =========        =========



                                                                For the Year Ended June 30, 1998
                                              ------------------------------------------------------------------
                                               Professional        Software
                                                 Services          Solutions           Other           Total
                                               -------------     ------------     -------------     -----------
Revenue....................................       $158,001         $14,797            $     --         $172,798
Expenses:
 Professional services personnel...........        (73,911)             --                  --          (73,911)
 Other costs of professional services......        (23,155)             --                  --          (23,155)
 Cost of software licenses.................             --            (402)                 --             (402)
 Cost of software support and maintenance..             --          (3,173)                 --           (3,173)
 Research and development..................             --          (4,161)                 --           (4,161)
                                                  --------        --------            --------         --------
Contribution margin........................         60,935           7,061                  --           67,996
Sales and marketing........................             --              --             (26,389)         (26,389)
General and administrative.................             --              --             (19,735)         (19,735)
Interest and other, net....................             --              --               2,135            2,135
Income before provision for                       --------        --------            --------         --------
    income taxes...........................       $ 60,935         $ 7,061            $(43,989)        $ 24,007
                                                  ========         =======            ========         ========
Depreciation and amortization..............       $  2,516         $   713            $  2,683         $  5,912
                                                  ========         =======            ========         ========

                                                                For the Year Ended June 30, 1997
                                                 --------------------------------------------------------------
                                                   Professional    Software
                                                     Services      Solutions         Other           Total
                                                  -------------   -----------   --------------   --------------
Revenue........................................   $ 95,542        $  3,971            $     --         $ 99,513
Expenses:
 Professional services personnel...............    (44,268)             --                  --          (44,268)
 Other costs of professional services..........    (12,216)             --                  --          (12,216)
 Cost of software licenses.....................         --             (25)                 --              (25)
 Cost of software support and maintenance......         --          (1,655)                 --           (1,655)
 Research and development......................         --          (2,262)                 --           (2,262)
                                                  --------        --------            --------         --------
Contribution margin............................     39,058              29                  --           39,087
Sales and marketing............................         --              --             (14,985)         (14,985)
General and administrative.....................         --              --             (13,715)         (13,715)
Interest and other, net........................         --              --                 854              854
Income before provision for                       --------        --------            --------         --------
    income taxes...............................   $ 39,058         $    29            $(27,846)        $ 11,241
                                                  ========        ========            ========         ========
Depreciation and amortization..................   $  1,820         $   459            $  1,569         $  3,848
                                                  ========        ========            ========         ========

Revenue from no single foreign country was material to the consolidated revenues of the Company. The Company does not segregate assets by segment nor are there any significant assets located in any foreign country.


10.  SUBSEQUENT EVENT

On August 9, 1999, the Company and Lucent Technologies Inc. ("Lucent") signed a definitive merger agreement. Under the terms of the agreement, each share of the Company's Common Stock will be converted into 0.8473 shares of Lucent's
Common Stock.   Subject to Stockholder and other regulatory approvals, the proposed merger is expected to be completed during the quarter ending December 31, 1999 and is expected to be accounted for as a pooling of interests.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of International Network Services


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 55 present fairly, in all material respects, the financial position of International Network Services and its subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 55 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     /s/ PricewaterhouseCoopers LLP

San Jose, California
July 23, 1999 (except for Note 10 which is dated as of August 9, 1999)

                        Quarterly Results of Operations
                                  (unaudited)

(In thousands, except per share data)

                                                                                       Three Months Ended Fiscal 1999
                                                                 ----------------------------------------------------------------
                                                                      June 30,        Mar. 31,           Dec. 31,       Sept. 30,
                                                                        1999            1999               1998           1998
                                                                 ----------------------------------------------------------------
Revenue:
   Professional services.........................................   $81,736            $72,071           $64,864           $57,817
   Software licenses.............................................    10,024              8,583             7,249             3,825
   Software support and maintenance..............................     2,383              2,050             1,733             2,754
                                                                    -------            -------           -------           -------

        Total revenue............................................    94,143             82,704            73,846            64,396
                                                                    -------            -------           -------           -------


Operating expenses:
   Professional services personnel...............................    36,827             33,297            29,541            26,091
   Other costs of professional services..........................    11,463              9,881             9,517             8,445
   Cost of software licenses.....................................       294                278               205                70
   Cost of software support and maintenance......................     1,425              1,111             1,206             1,210
   Research and development......................................     1,825              1,676             1,481             1,281
   Sales and marketing...........................................    15,052             12,209            11,198            10,367
   General and administrative....................................    11,512             10,596             8,747             7,720
   Acquisition related charges...................................         -                  -             7,176                 -
                                                                    -------            -------           -------           -------
        Total operating expenses.................................    78,398             69,048            69,071            55,184
                                                                    -------            -------           -------           -------
Income from operations...........................................    15,745             13,656             4,775             9,212
Interest and other, net..........................................       915                733               764               690
                                                                    -------            -------           -------           -------
Income before provision for income taxes.........................    16,660             14,389             5,539             9,902
Provision for income taxes.......................................     6,668              5,720             4,688             3,961
                                                                    -------            -------           -------           -------


Net income.......................................................   $ 9,992            $ 8,669           $   851           $ 5,941
                                                                    =======            =======           =======           =======

Net income per share:
   Basic.........................................................     $0.18              $0.16             $0.02             $0.11
   Diluted.......................................................     $0.16              $0.14             $0.01             $0.10

Shares used to compute net income per share:
   Basic.........................................................    56,065             55,188            53,943            52,581
   Diluted.......................................................    63,725             63,451            61,565            60,099


                                                                                       Three Months Ended Fiscal 1998
                                                                 -----------------------------------------------------------------
                                                                   June 30,          Mar. 31,          Dec. 31,         Sept. 30,
                                                                    1998              1998              1997              1997
                                                                 -----------------------------------------------------------------
Revenue:
   Professional services.........................................      $48,597          $42,039           $35,564        $31,801
   Software licenses.............................................        3,143            2,048             1,894            428
   Software support and maintenance..............................        2,227            1,960             1,380          1,717
                                                                       -------          -------           -------        -------
        Total revenue............................................       53,967           46,047            38,838         33,946
                                                                       -------          -------           -------        -------
Operating expenses:
   Professional services personnel...............................       22,357           19,524            17,027         15,002
   Other costs of professional services..........................        7,222            6,427             4,958          4,548
   Cost of software licenses.....................................          168              162                42             31
   Cost of software support and maintenance......................        1,038              744               712            679
   Research and development......................................        1,245              997             1,163            756
   Sales and marketing...........................................        8,364            6,962             6,161          4,902
   General and administrative....................................        6,011            5,278             4,413          4,033
   Acquisition related charges...................................            -                -                 -              -
                                                                       -------          -------           -------        -------
        Total operating expenses.................................       46,405           40,094            34,476         29,951
                                                                       -------          -------           -------        -------
Income from operations...........................................        7,562            5,953             4,362          3,995
Interest and other, net                                                    556              577               593            409
                                                                       -------          -------           -------        -------
Income before provision for income taxes.........................        8,118            6,530             4,955          4,404
Provision for income taxes.......................................        3,247            2,612             1,982          1,762
                                                                       -------          -------           -------        -------

Net income.......................................................      $ 4,871          $ 3,918           $ 2,973        $ 2,642
                                                                       =======          =======           =======        =======

Net income per share:
   Basic.........................................................        $0.09            $0.08             $0.06          $0.05
   Diluted.......................................................        $0.08            $0.07             $0.05          $0.05

Shares used to compute net income per share:
   Basic.........................................................       51,800           51,013            50,179         49,335
   Diluted.......................................................       58,750           57,409            56,129         56,114

                        Quarterly Results of Operations
                                  (unaudited)

(as a percentage of revenue)

                                                                              Three Months Ended Fiscal 1999
                                                     -----------------------------------------------------------------------
                                                        June 30,            Mar. 31,          Dec. 31,            Sept. 30,
                                                         1999                1999               1998                1998
                                                     -----------------------------------------------------------------------
Revenue:
  Professional services..........................         87%                 87%                88%                90%
  Software licenses..............................         10                  10                 10                  6
  Software support and maintenance...............          3                   3                  2                  4
                                                     -------             -------            -------            -------
    Total revenue................................        100                 100                100                100
                                                     -------             -------            -------            -------

Operating expenses:
  Professional services personnel................         39                  40                 40                 41
  Other costs of professional services...........         12                  12                 13                 13
  Cost of software licenses......................          0                   0                  0                  0
  Cost of software support and maintenance.......          2                   1                  2                  2
  Research and development.......................          2                   2                  2                  2
  Sales and marketing............................         16                  15                 15                 16
  General and administrative.....................         12                  13                 12                 12
  Acquisition related charges....................          0                   -                 10                  -
                                                     -------             -------            -------            -------
    Total operating expenses.....................         83                  83                 94                 86
                                                     -------             -------            -------            -------
Income from operations...........................         17                  17                  6                 14
Interest and other, net..........................          1                   1                  1                  1
                                                     -------             -------            -------            -------
Income before provision for income taxes.........         18                  18                  7                 15
Provision for income taxes.......................          7                   7                  6                  6
                                                     -------             -------            -------            -------

Net income.......................................         11%                 11%                 1%                 9%
                                                     =======             =======            =======            =======

                                                                           Three Months Ended Fiscal 1998
                                                      ---------------------------------------------------------------------
                                                       June 30,            Mar. 31,          Dec. 31,            Sept. 30,
                                                         1998               1998               1997                1997
                                                      ---------------------------------------------------------------------
Revenue:
  Professional services.............................      90%                91%                91%                94
  Software licenses.................................       6                  5                  5                  1
  Software support and maintenance..................       4                  4                  4                  5
                                                      ------             ------             ------             ------
    Total revenue...................................     100                100                100                100
                                                      ------             ------             ------             ------

Operating expenses:
  Professional services personnel...................      42                 42                 44                 44
  Other costs of professional services..............      13                 14                 13                 13
  Cost of software licenses.........................       0                  0                  0                  0
  Cost of software support and maintenance..........       2                  2                  2                  2
  Research and development..........................       2                  2                  3                  2
  Sales and marketing...............................      16                 15                 16                 15
  General and administrative........................      11                 11                 11                 12
  Acquisition related charges.......................       -                  -                  -                  -
                                                      ------             ------             ------             ------
    Total operating expenses........................      86                 86                 89                 88
                                                      ------             ------             ------             ------
Income from operations..............................      14                 14                 11                 12
Interest and other, net.............................       1                  1                  2                  1
                                                      ------             ------             ------             ------
Income before provision for income taxes............      15                 15                 13                 13
Provision for income taxes..........................       6                  6                  5                  5
                                                      ------             ------             ------             ------

Net income..........................................       9%                 9%                 8%                 8%
                                                      ======             ======             ======             ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information regarding the directors and executive officers of the Company as of August 17, 1999.

Name                                     Age                           Position With the Company
----------------------                 -------     -----------------------------------------------------------------------
Donald K. McKinney................        50        Chairman of the Board
John L. Drew......................        43        President, Chief Executive Officer and Director
Kevin J. Laughlin.................        38        Vice President of Finance and Chief Financial Officer
David M. Butze....................        42        Vice President of Worldwide Operations and Chief Operating Officer
Vernon R. Anderson................        68        Director
David Carlick.....................        49        Director
Lawrence G. Finch`................        65        Director

------------------
    Donald K. McKinney. Mr. McKinney, the founder of the Company, served as President and Director from the Company's inception in August 1991 until January 1996 and Chief Executive Officer from August 1991 until July 1998. Mr. McKinney has served as Chairman of the Board since January 1996. Mr. McKinney formed Watershed Capital Partners in October 1998 and has been a Partner since the formation. Mr. McKinney served as the Vice President of Sales and Marketing of Electronics for Imaging, Inc., a provider of hardware and software products for the digital color imaging market, from May 1989 to February 1991. Mr. McKinney has also served in various sales, management and consulting positions at Sequoia Capital, Silicon Graphics, Inc., Chromatics and IBM. Mr. McKinney is also on the Board of Directors of C-Cube Microsystems and several privately held companies.

    John L. Drew. Mr. Drew served as Vice President of Operations from June 1994 to January 1996 and as President and Chief Operating Officer from February 1996 to July 1998. Mr. Drew has served as President and Chief Executive Officer since July 1998. Mr. Drew is also a Director of the Company. Prior to joining the Company, Mr. Drew was Vice President and General Manager for the Network Enable Division of Unisys Corporation from April 1991 to June 1994. Mr. Drew also served in other finance, marketing and management positions for Unisys Corporation from July 1984 to March 1991.

    Kevin J. Laughlin. Mr. Laughlin joined the Company in August 1993 as Director of Finance and Secretary, became Vice President of Finance in August 1994, and became Chief Financial Officer in July 1996. Mr. Laughlin was Controller of Electronics for Imaging, Inc., a provider of hardware and software products for the digital color imaging market, from November 1989 to July 1993. Mr. Laughlin also served as an Accounting Manager of Oracle Corporation and in various positions at Ernst & Young.

    David M. Butze. Mr. Butze joined the Company in April 1995 as Vice President of Western Operations, served as Vice President of North American Field Operations from September 1997 to June 1999 and became Vice President of Worldwide Operations and Chief Operating Officer in July 1999. Mr. Butze was Vice President of Sales and Marketing of Valence Technology, Inc., a battery technology company, from May 1992 to March 1995. Mr. Butze was Vice President of JWP Information Services, a systems integrator, from March 1989 to May 1992.

    Vernon R. Anderson. Mr. Anderson has served as a member of the Company's Board of Directors since April 1992 and served as Chairman of the Board from April 1992 to January 1996. Mr. Anderson has been a private investor and management advisor since January 1994. Mr. Anderson was the President, Chief Executive Officer and Vice Chairman of Axel Johnson, Inc., a diversified industrial company, from March 1988 to October 1989, and Vice Chairman from October 1989 to December 1993. Mr. Anderson was a founder, President and Chief Executive Officer of Silicon Graphics, Inc., Collagen Corporation and Vidar Corporation.

    David Carlick. Mr. Carlick has served as a member of the Board of Directors since April 1992. Mr. Carlick was the founder of Carlick Advertising in 1981, which merged with Poppe Tyson in 1993, and was an Executive Vice President and Director of Poppe Tyson from 1993 to March 1997. From April 1997 to September 1997, Mr. Carlick was President, Media Services, of PowerAgent. Since September 1997, Mr. Carlick has served as Senior Advisor to VantagePoint Venture Partners and in June 1999 became a Venture Partner. Mr. Carlick is on the Board of Directors of several privately held companies.

    Lawrence G. Finch. Mr. Finch has served as a member of the Board of Directors since June 1993. Mr. Finch has been a partner of Sigma Partners since 1989. Mr. Finch is on the Board of Directors of Splash Technology Inc., Genesis Microchip Incorporated and several privately held companies.

    Mr. Giancarlo resigned as a member of the Board of Directors in August 1999. Mr. Giancarlo serves as the Senior Vice President of Small-to-Medium Business at Cisco Systems, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act of 1934 ("Section 16(a)") requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock to file initial reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc. Such executive officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all such forms that they file.

    Based solely on its review of the copies of such forms received by the Company and written representations from certain reporting persons that all required Forms 5 have been filed, the Company believes that during fiscal 1999 all Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent stockholders were complied with except that Form 4s were filed late for Vernon Anderson in April 1999, John Drew in August 1998 and Donald McKinney in July 1999. Additionally, Form 5s were filed late for Vernon Anderson, David Butze, David Carlick, John Drew, Lawrence Finch and Kevin Laughlin for fiscal 1999.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table shows, as to the Chief Executive Officer and the Company's other executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year (the "Named Officers"), information concerning compensation earned for services to the Company in all capacities during the last three fiscal years.

                                                                                              Long-Term
                                                                                            Compensation
                                                                                                Awards
                                                                    Annual Compensation     --------------
                                                                   ---------------------
                                                                                              Securities
                                                          Fiscal                              Underlying
Name and Principal Position(1)                             Year    Salary($)    Bonus($)      Options (#)
--------------------------------------------------       -------- ----------   ----------   --------------
Donald K. McKinney...............................          1999    $236,115    $  -             225,000
 Chairman of the Board                                     1998     260,000     130,000         750,000
                                                           1997     245,000     105,000               0

John L. Drew.....................................          1999     346,538           -       2,475,000
 President, Chief Executive Officer and Director           1998     260,000     130,000         749,999
                                                           1997     245,000     105,000               0

Kevin J. Laughlin................................          1999     185,618      86,996          24,000
 Vice President, Finance, Chief Financial                  1998     148,560      62,616         187,500
 Officer and Secretary                                     1997     148,000      37,500               0

David M. Butze...................................          1999     213,577     132,007         325,000
 Vice President of Worldwide Operations and                1998     173,462     167,927         345,000
 Chief Operating Officer                                   1997     123,077     179,754         149,999

----------------
(1) Mr. McKinney was Chief Executive Officer until July 1998 at which time Mr. Drew was appointed Chief Executive Officer.

    The following table sets forth for each of the Named Officers certain information concerning stock options granted during fiscal 1999.

                      Options Grants in Fiscal Year 1999
                               Individual Grants






--------------------------------------------------------------------------------------------------------------------------------
                                            Percentage of                                 Potential Realizable Value at Assumed
                                Number      Total Options                                      Annual Rates of Stock Price
                              Securities      Granted to                                     Appreciation for Option Term (4)
                              Underlying     Employees in      Exercise or                -------------------------------------
                               Options       Fiscal 1999       Base Price    Expiration
       Name                    Granted (1)      (2)            ($/Share)      Date (3)         5% ($)              10% ($)
------------------------    --------------  -------------     -----------   -----------   --------------      -----------------
Donald K. McKinney (5)        150,000           1.5%           $ 24.75        09/23/02    $    837,621        $  1,811,686
Donald K. McKinney (5)         75,000           0.8              24.75        07/23/08       1,167,386           2,958,384
John L. Drew (5)              150,000           1.5              24.75        09/23/02         837,621           1,811,686
John L. Drew (5)            2,325,000          23.4              24.75        07/23/08      36,188,955          91,709,918
Kevin J. Laughlin (5)          24,000           0.2              34.50        06/15/09         520,725           1,319,619
David M. Butze                225,000           2.3              17.50        10/06/08       2,476,273           6,275,361
David M. Butze                100,000           1.0              34.50        06/15/09       2,169,686           5,498,411

-------------------
(1) Options granted pursuant to the Company's 1996 Stock Plan typically vest as follows: a total of 24% of the options vest upon completion of 12 months of service with the Company, and the remaining shares vest at the rate of two percent per month over the next 38 months of service.

(2) The Company granted options for 9,915,318 shares of Common Stock to employees in fiscal 1999.

(3) Options may terminate before their expiration dates if the optionee's status as an employee or consultant is terminated or upon the optionee's death or disability.

(4) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the Company's future Common Stock prices.

(5) A portion of these options will accelerate upon a change of control. See "Employee Contracts and Change In Control".

    The following table sets forth for each of the Named Officers certain information concerning options exercised during fiscal 1999 and the number of shares subject to both exercisable and unexercisable stock options as of fiscal year-end. The table also sets forth information with respect to the value of Stock Options held by such individuals as of June 27, 1999 (the Company's fiscal year-end).

AGGREGATED OPTIONS EXERCISES IN FISCAL 1999 AND YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES                    VALUE OF UNEXERCISED
                            NUMBER OF                       UNDERLYING UNEXERCISED                  IN-THE-MONEY OPTIONS AT
                             SHARES         VALUE          OPTIONS AT FISCAL YEAR-END               FISCAL YEAR-END ($) (1)
                           ACQUIRED ON    REALIZED       ------------------------------        --------------------------------
NAME                         EXERCISE       ($)          EXERCISABLE      UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
--------------------      -------------  ----------      -----------      -------------        -----------        -------------
Donald McKinney                      -      $0             362,999            612,001          $ 6,022,421         $10,904,329
John L. Drew                         -       0             932,999          2,292,000          $14,851,528         $32,023,974
Kevin Laughlin                       -       0              77,999            133,501          $ 1,586,466         $ 2,163,962
David M. Butze                       -       0             216,148            566,352          $ 5,339,754         $10,276,010

(1) These values have been calculated based on the closing price of the Company's Common Stock on The Nasdaq National Market on June 25, 1999 of $36.63 per share minus the exercise price.

EMPLOYEE CONTRACTS AND CHANGE IN CONTROL

    The Company currently has no employment contracts with any of the Company's Named Officers. The Company, however, adopted an executive management group change-of-control plan in July 1998, and has entered into "change-of-control" agreements with Messrs. McKinney, Drew and Laughlin. Pursuant to these agreements, in the event of a change-of-control of the Company, the vesting schedule of any options or restricted stock (the "Unvested Awards") that each such officer holds shall accelerate such that a portion of such Unvested Awards shall vest in full. In addition, each such officer is eligible to receive, in the event that his employment is terminated within one year following a change-of-control of the Company, other than for cause (as defined), death, disability (as defined), or resignation other than for good reason (as defined), an amount equal to 100% of his annual compensation, continuation of health benefits for twelve months thereafter, and the remaining portion of Unvested Awards held by such officer shall vest in full. For purposes of the agreement, "annual compensation" means annual salary and incentive compensation. A "change-of-control" is defined to include the following events (i) any person (as defined in the Securities Exchange Act of 1934) becomes the beneficial owner, directly or indirectly, of 50% or more of the outstanding voting securities of the Company, (ii) a merger or acquisition of the Company resulting in a 50% or greater change in the total voting power of the Company immediately following such transaction, (iii) certain changes in the majority composition of the Board of Directors during a twenty-four month period not initiated by the Board of Directors or (iv) the sale or disposition of at least 75% of the Company's assets.

DIRECTOR COMPENSATION

    Members of the Company's Board of Directors do not receive compensation for their services as directors. Directors are eligible to receive stock option grants to purchase Common Stock under the Company's 1996 Stock Plan and non-employee directors are also eligible to receive option grants pursuant to the Company's 1998 Director Option Plan. In August 1998, Messrs. Anderson and Carlick each received an option to purchase 7,500 shares of Common Stock. The options vest monthly over a 50 month period.

    In addition, all directors are reimbursed for expenses incurred in attending Board meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's Compensation Committee is currently composed of Messrs. Anderson and Carlick. No interlocking relationship exists between any member of the Company's Board of Directors or Compensation Committee and any member of the Board of Directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Common Stock of the Company as of August 17, 1999 for the following: (i) each person or entity who is known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock; (ii) each of the Company's directors;
(iii) each of the executive officers named in the Summary Compensation Table; and (iii) all directors and executive officers of the Company as a group.

                                                                                         Number of
                                                                                          Shares
                                                                                       Beneficially             Percentage of
Name and Address of Beneficial Owner                                                       Owned                  Total (1)
----------------------------------------------------------------------------          ---------------         ----------------
Donald K. McKinney(2).......................................................             15,808,464                   27.4%
    c/o International Network Services
    1213 Innsbruck Drive
    Sunnyvale, CA 94089
Lucent Technologies Inc.(3).................................................             15,808,464                   27.4%
      600 Mountain Avenue
      Murray Hill, NJ  07974
Cisco Systems, Inc..........................................................              3,872,418                    6.8%
    170 West Tasman Drive
    San Jose, CA 95134
Pilgrim Baxter & Associates, Ltd. (4).......................................              3,230,550                    5.6%
     825 Duportail Road
     Wayne, PA  19087
John L. Drew(5).............................................................              1,868,405                    3.2%
Vernon R. Anderson(6).......................................................                620,613                    1.1%
Kevin J. Laughlin(7)........................................................                385,914                      *
Lawrence G. Finch(8)........................................................                235,504                      *
David Carlick(9)............................................................                104,550                      *
David M. Butze(10)..........................................................                365,801                      *
                                                                            -----------------------------------------------
All executive officers and directors as a group (7 persons)(11).............             19,389,251                   32.7%
                                                                            -----------------------------------------------

---------------
* Represents beneficial ownership of less than 1% of the outstanding shares of the Company's Common Stock.

1. Based on 57,355,904 shares outstanding as of August 17, 1999. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of August 17, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

2. Includes 14,473,465 shares held by the McKinney Family Trust, of which Mr. McKinney is a trustee. Also includes 434,999 shares subject to options held by Mr. McKinney that are exercisable within 60 days of August 17, 1999. All of the shares beneficially owned by Mr. McKinney and the McKinney Family Trust are subject to a Stockholder Agreement with Lucent under which Mr. McKinney has agreed to vote the shares in favor of the proposed merger with Lucent.

3. Pursuant to a Stockholder Agreement between Lucent, Mr. McKinney and Mr. McKinney as trustee of the McKinney Family Trust, Mr. McKinney has agreed to vote the shares held in his name and in the McKinney Family Trust in favor of the proposed Lucent merger. Lucent may be deemed to have acquired shared voting power with respect to such shares.

4. As indicated in the Schedule 13G filed on February 9, 1999 by Pilgrim Baxter & Associates, Ltd. pursuant to the Exchange Act.

5. Includes 95,583 shares held by John Drew and Ellen Drew Community Property and 9,240 shares held by minor children. Also includes 37,500 shares subject to a repurchase option in favor of the Company as of August 17, 1999. Also includes 1,136,999 shares subject to options held by Mr. Drew that are exercisable within 60 days of August 17, 1999.

6. Includes 600,663 shares held by the Vernon R. & Lysbeth W. Anderson Family Trust of which Mr. Anderson is a trustee. Also includes 19,950 shares subject to options held by Mr. Anderson that are exercisable within 60 days of August 17, 1999.

7. Includes 7,500 shares subject to a repurchase option in favor of the Company as of August 17, 1999. Also includes 92,666 shares subject to options held by Mr. Laughlin that are exercisable within 60 days of August 17, 1999.

8. Also includes 23,400 shares subject to options held by Mr. Finch that are exercisable within 60 days of August 17, 1999.

9. Includes 1,200 shares subject to a repurchase option in favor of the Company as of August 17, 1999. Also includes 14,550 shares subject to options held by Mr. Carlick that are exercisable within 60 days of August 17, 1999.

10. Includes 304,348 shares subject to options held by Mr. Butze that are exercisable within 60 days of August 17, 1999.

11. Includes 46,200 shares subject to a repurchase option in favor of the Company as of August 17, 1999. Also includes 2,026,912 shares subject to options that are exercisable within 60 days of August 17, 1999.

     As part of the executive management group change-of-control plan adopted in July 1998, the Company entered into individual change-of-control agreements with each of Messrs. McKinney, Drew and Laughlin. See "Employee Contracts and Change-In-Control Arrangements."


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In fiscal 1999, the Company recognized revenue of $16,437,761 from services provided to or on behalf of Cisco, which beneficially owns more than 5% of the Company's outstanding Common Stock.

     The Company has loans outstanding from certain of its executive officers related to the exercise of stock options. The notes are collateralized by the underlying stock and the stock is subject to a right of repurchase by the Company in the event of termination. As of June 27, 1999, the amounts outstanding for principal and interest on these loans were $183,316 and $63,960 for Messrs. McKinney and Carlick, respectively. On August 12, 1999, Mr. Carlick repaid his loan in full.

     The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors and principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the disinterested directors of the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Form 10-K:

          1. Financial Statements. The following financial statements of the Company and the Report of Independent Accountants are included in this Form 10-K:




                                                                                      Page #
                                                                                      ------

  Consolidated Balance Sheets at June 30, 1998 and 1999                                 28
  Consolidated Statements of Income for each of the three years in the
      period ended June 30, 1999                                                        29
  Consolidated Statements of Stockholders' Equity for each of the three
      years in the period ended June 30, 1999                                           30
  Consolidated Statements of Cash Flows for each of the three years in the
      period ended June 30, 1999                                                        31
  Notes to Consolidated Financial Statements                                            32
  Report of Independent Accountants                                                     44

          2. Financial Statement Schedule. The following financial statement schedule of the Company for each of the three years in the period ended June 30, 1999 is filed as part of this Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto:

              ----------------------------------------------------------------------
                                                                             Page #
              ----------------------------------------------------------------------
              Schedule II  Valuation and Qualifying Accounts and Reserves      S-1
              ----------------------------------------------------------------------

              Schedules not listed above have been omitted since they are either not required, not applicable, or the information is otherwise included herein.

          3.  Exhibits:  See Item 14(c) below.

     (b)  Reports on Form 8-K.    The Registrant filed the following
     Reports on Form 8-K during the fourth quarter ended June 30, 1999:

          On April 27, 1999, the Registrant filed a Report on Form 8-K dated April 26, 1999 in connection with an anticipated follow-on offering of Common Stock.

          On May 13, 1999, the Registrant filed a Report on Form 8-K in connection with its decision not to pursue a proposed follow-on offering of Common Stock due to reduced interest by selling stockholders to participate in the offering.

     (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

     (d)  Financial Statement Schedules.  See Item 14(a)2 above.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of August, 1999.

                         International Network Services


                         By:  /s/ Kevin J. Laughlin
                            ----------------------------
                              Kevin J. Laughlin
                              Vice President, Finance,
                              Chief Financial Officer, Secretary


                               POWER OF ATTORNEY

          KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John L. Drew and Kevin J. Laughlin and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            Signature                                          Title                                      Date

/s/ John L. Drew                    President, Chief Executive Officer and Director               August 26, 1999
----------------------------        (Principal Executive Officer)                                 ---------------
John L. Drew

/s/ Kevin J. Laughlin               Vice President, Finance, Chief Financial Officer and          August 26, 1999
----------------------------        Secretary (Principal Financial and Accounting Officer)        ---------------
Kevin J. Laughlin

/s/ Donald K. McKinney              Chairman of the Board                                         August 26, 1999
----------------------------                                                                      ---------------
Donald K. McKinney

/s/ Vernon R. Anderson              Director                                                      August 26, 1999
----------------------------                                                                      ---------------
Vernon R. Anderson

/s/ David Carlick                   Director                                                      August 26, 1999
----------------------------                                                                      ---------------
David Carlick

/s/ Lawrence G. Finch               Director                                                      August 26, 1999
----------------------------                                                                      ---------------
Lawrence G. Finch

                                 EXHIBIT INDEX


-----------------------------------------------------------------------------------------------------------------
Exhibit                                                  Exhibits
  No.
-----------------------------------------------------------------------------------------------------------------
    2.1   Agreement and Plan of Merger dated as of August 9, 1999 among Lucent Technologies Inc., Intrepid
          Merger Inc. and the Registrant.
-----------------------------------------------------------------------------------------------------------------
    3.1   Certificate of Incorporation. (3)
-----------------------------------------------------------------------------------------------------------------
    3.2   Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred
          Stock of Registrant
-----------------------------------------------------------------------------------------------------------------
    3.3   Bylaws, as amended.
-----------------------------------------------------------------------------------------------------------------
    4.1   Reference is made to Exhibits 3.1 and 3.2.
-----------------------------------------------------------------------------------------------------------------
    4.2   Specimen Common Stock Certificate.
-----------------------------------------------------------------------------------------------------------------
    4.3   Investors' Rights Agreement between the Registrant and the parties named therein dated June 11, 1993, as amended. (1)
-----------------------------------------------------------------------------------------------------------------
    4.4   Stock Option Agreement dated as of August 9, 1999, among Lucent Technologies Inc., Intrepid Merger
          Inc. and the Registrant.
-----------------------------------------------------------------------------------------------------------------
    4.5   Stockholder Agreement dated as of August 9, 1999 between Lucent Technologies Inc. and a significant stockholder of the Registrant.
-----------------------------------------------------------------------------------------------------------------
    4.6   Preferred Shares Rights Agreement Dated August 26, 1999
-----------------------------------------------------------------------------------------------------------------
  10.1*   Form of Indemnification Agreement entered into between the Registrant and each of the executive officers and directors and certain key employees. (5)
-----------------------------------------------------------------------------------------------------------------
  10.2*   Amended and Restated 1992 Flexible Stock Incentive Plan, as amended, and forms of agreements thereto.
          (1)
-----------------------------------------------------------------------------------------------------------------
  10.3*   1996 Stock Plan and form of agreement thereto. (3)
-----------------------------------------------------------------------------------------------------------------
  10.4*   1996 Employee Stock Purchase Plan. (3)
-----------------------------------------------------------------------------------------------------------------
  10.5    Lease Agreement between the Registrant and Aetna Life Insurance Company dated May 8, 1996. (1)
-----------------------------------------------------------------------------------------------------------------
  10.6    Lease Agreement between the Registrant and John Hancock Mutual Life Insurance Company dated December
          8, 1997. (2)
-----------------------------------------------------------------------------------------------------------------
  10.7    Credit Agreement between the Registrant and Wells Fargo Bank dated August 14, 1998. (2)
-----------------------------------------------------------------------------------------------------------------
  10.8    1998 Non Statutory Stock Option Plan.
-----------------------------------------------------------------------------------------------------------------
  10.9*   Form of Change of Control Agreement entered into between the Registrant and each of the executive officers. (2)
-----------------------------------------------------------------------------------------------------------------
  10.10*  1998 Director Option Plan. (2)
-----------------------------------------------------------------------------------------------------------------
  10.11   VitalSigns Software, Inc. 1996 Stock Option Plan. (4)
-----------------------------------------------------------------------------------------------------------------
  10.12   VitalSigns Software, Inc. Pre-Plan Options. (4)
-----------------------------------------------------------------------------------------------------------------
   23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants.
-----------------------------------------------------------------------------------------------------------------
   24.1   Power of Attorney (see page 56).
-----------------------------------------------------------------------------------------------------------------
   27.1   Financial Data Schedule.
-----------------------------------------------------------------------------------------------------------------


*  Indicates management compensatory plan, contract or arrangement.
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-9287) declared effective on September 18, 1996.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-68121) as filed on December 1, 1998.

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 28, 1998.

                        INTERNATIONAL NETWORK SERVICES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (IN THOUSANDS)


                                                                 Additions
                                               Balance at        Charged to
                                              Beginning of       Costs and                         Balance at
               Description                        Year            Expenses      Deductions:       End of Year


Allowance for returns and doubtful
 accounts:
   Year Ended June 30, 1997                       $  554           $  561          $  (527)         $  588

   Year Ended June 30, 1998                       $  588           $2,690          $(1,810)         $1,468

   Year Ended June 30, 1999                       $1,468           $4,722          $(1,545)         $4,645